Form 10KSB
period 1997-02-28
MEISENHEIMER CAPITAL INC
filed 1997-06-16
CIK 747574

SECURITIES AND EXCHANGE COMMISSION
                                              450 FIFTH STREET, N.W.
                                              WASHINGTON, D.C. 20549

                                                    Form 10-KSB


                                         FOR ANNUAL AND TRANSITION REPORTS
                                      PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                                          SECURITIES EXCHANGE ACT OF 1934

                      [x] Annual Report Pursuant to Section 13
                          or 15(d) of The Securities  Exchange Act of 1934
                          For the fiscal year ended February 28, 1997
                                                        or
                     [ ] Transitional Report Pursuant to Section 13 or 15(d) of
                                        The Securities Exchange Act of 1934
                                         For the transition period from to

                                          Commission File Number 0-21547

                                     MEISENHEIMER CAPITAL, INC.
                    (Exact Name of registrant as specified in its charter)

         Delaware                                                  06-1101766
(State or other jurisdiction of                               (I.R.S.  Employer
incorporation or organization)                              Identification No.)

  46 Quirk Road, Milford, Connecticut                               06460
(Address of principal executive offices)                          (Zip Code)

Issuer's telephone number, including area code: (203) 877-9508

Securities registered pursuant to Section 12(b) of the Act:
Common Stock - $.01 par value


Securities registered pursuant to Section 12(g) of the Act:

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                           Yes [  X  ]               No [      ]

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [ X ]

         State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing.
                                  $841,281.25

                                     APPLICABLE ONLY TO CORPORATE REGISTRANTS

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

         The number of shares of the registrant's Common Stock outstanding as of May 15, 1997 was 4,471,028 shares.

                                                      Part I

ITEM 1.           DESCRIPTION OF BUSINESS

General

                  Meisenheimer Capital, Inc. ("MCI" or the "Company") was organized under the laws of the State of Delaware in December, 1983. In 1984, the company made an initial public offering pursuant to a Registration Statement on Form S-18 which was declared effective by the Securities and Exchange Commission on or about July 27, 1984. Pursuant to the offering, the Company sold 1,130,000 Units at $1.00 a Unit for net proceeds of approximately $995,000. Each Unit consisted of one share of common stock (the "Common Stock") and one warrant entitling the holder thereof to purchase one share of Common Stock. The Warrants expired in April, 1985.

                  Since 1984, the Company has been engaged, through its subsidiary, the United States Basketball League, Inc. ("USBL") in the business of developing and managing a professional basketball league, the "United States Basketball League" (the "League"). In 1992, the Company acquired another subsidiary, Cadcom, Inc., ("Cadcom"), incorporated in the State of Connecticut in 1987. Cadcom is engaged in the business of manufacturing component parts for high tolerance aircraft parts. In August, 1995, MCI established another wholly owned subsidiary, Meisenheimer Real Estate Holdings Inc. ("MCR") to acquire the office and factory that it had been previously leasing.

                  MCI owns approximately 52% of the issued and outstanding stock of USBL which consists of both common and preferred stock. The principals of MCI and members of their immediate family (the "Meisenheimer Family") and affiliated entities own approximately 31% and the balance of 17% is owned by members of the public. MCI owns all of the issued and outstanding stock of Cadcom and MCR.

USBL Subsidiary

                  USBL owns and manages the United States Basketball League (the
"League"). The League was established to provide a professional summer basketball league. The participating players are either recent college graduates or free agents not under contract with teams in the National Basketball Association (the "NBA") or are players under contract to foreign teams but who are permitted to play in the United States in their off-season. The League provides a vehicle to these players to improve their skills and further affords the players the opportunity to showcase their professional ability and possibly be selected by one of the teams in the NBA. The League's season, from early May to early July of each year, was designed specifically to give the players the opportunity to be scouted by NBA teams and possibly be selected to participate in the various summer camps of the individual teams comprising the NBA, which summer camps are normally held in the latter part of July and August of each year. To date, approximately 107 USBL players have made NBA rosters after playing with teams in the League. USBL also provides a training program for referees who aspire to referee in the NBA.

                  Each team comprising the League has an active roster of ten players during the season, and each team plays 26 games per season. The League also has playoffs at the conclusion of the regular season.

                  Since the inception of the League to the present time, the number of active franchises has fluctuated from seven to its present high for the 1997 season of twelve franchises. The current active franchises, divided into two divisions, the Southern Division and the Northern Division, are located in Atlanta, Georgia (the Atlanta Trojans); Jacksonville, Florida (the Jacksonville Barracudas); Raleigh, North Carolina (the Raleigh Cougars); Sarasota, Florida (the Florida Sharks); Tampa, Florida (the Tampa Bay Windjammers); Atlantic City, New Jersey (the Atlantic City Seagulls); Hooksett, New Hampshire (the New Hampshire Thunder Loons); Milford, Connecticut (the
Connecticut Skyhawks); Oyster Bay, New York (the Long Island Surf); Philadelphia, Pennsylvania (the Philadelphia Power); Portland, Maine (the Portland Wave); and White Plains, New York (the Westchester Kings). In addition, there are two inactive franchises owned by MCI which pay annual royalty fees. Also, the Portland Wave franchise is owned in part (75%) by MCI.

                  Since 1984, USBL has sold a total of 29 franchises at various prices ranging from $10,000 to $75,000. An affiliate of the company also paid $100,000 for a franchise. The current asking price for a franchise is $300,000; however, the Company has not been able to consummate a sale at that price.

                  During the past four fiscal years, 1994 through 1997, the Company sold franchises to non-affiliates for cash as set forth below:

   Franchise                         Sales Price            Cash Received

1.Mississippi Coast Gamblers         $100,000               $25,000
2.Memphis Fires                      $100,000               $15,000
3.Florida Sharks                    $  75,000               $75,000
4.Carolina Cardinals                 $250,000               $25,000
5.Atlantic City Seagulls             $150,000               $50,000
6.Philadelphia Power                 $300,000               $50,000

Unless the sales price has been paid in full at time of purchase, each of the foregoing franchises is required to pay the full sales price over time, and in the event payments are not met, USBL will repossess the franchise.

                  At least 15 franchises previously sold have been terminated because of non-payment of franchise obligations. In addition and during the fiscal year ended February 29, 1996 ("Fiscal 1996"), USBL sold five (5) franchises in a barter transaction receiving in exchange 2,000,000 units of negotiable television advertising due bills, and during the first quarter of Fiscal 1997 USBL entered into an agreement to receive an additional 2,000,000 units of negotiable television advertising due bills in exchange for five additional franchises. The 4,000,000 units of advertising time are with American Independent Network ("AIN") which employs satellite transmissions to certain affiliated television stations in approximately 90 cities throughout the United States. Management has valued the advertising due bills received in Fiscal 1996 and the first quarter of Fiscal 1997 at $500,000. (See Financial Information.) USBL has already used approximately 300,000 units to broadcast certain selective League games. The Company may use the remainder of the available television time to broadcast its games or, in the alternative, sell off the available television time assuming that USBL can locate buyers. The barter transaction requires that the 10 franchise teams must be established within ten years from the date of the transactions. To date, none of these franchises have been activated. The Company has no assurance that any of the franchises will ever be established. In addition, the Company retains the right to approve or disapprove the ultimate franchisee.

                  In addition, during the fiscal year ended February 28, 1997 ("Fiscal 1997"), USBL also sold the New Hampshire Thunderloons and received in exchange 300,000 Units of negotiable credits in a barter network which entitles USBL to receive products and services (travel, advertising and lodging).

                  Under the standard franchise agreement employed by USBL, the term of the franchise is for ten (10) years with rights of renewal. In addition to the initial purchase price for the franchise, the franchisees are currently required to pay an annual royalty fee of $15,000 per year. Currently, four of the franchises are in arrears in their annual royalty fees. The Company has the right to terminate these franchises but has not elected to do so. In addition, because of the Company's desire to have the League expand, the Company, in the past, has waived annual royalty fees under certain circumstances.

                  The Franchise Agreement employed by USBL also entitles USBL to receive television revenues on a sharing basis with the teams in connection with any television broadcasting of national or regional games. To date, USBL has not received any revenues. The Franchise Agreement also provides for USBL to receive revenues from the sale of team and league merchandise. Revenues from these sources have been negligible. The Franchise Agreement also requires USBL to use its good faith efforts to obtain sponsorships for each team and the league. Such sponsorship is generally from local or national corporations. The sponsorships, which for the last several years have been negligible, have generally taken the form of free basketballs, uniforms, air line tickets and discount accommodations for traveling teams.

                  Since the inception of the League and to date, only one of the franchises has operated profitably. This has been primarily due to the inability of USBL, because of insufficient capital, to properly promote the League, and USBL's inability to attract any meaningful sponsorships for the individual teams. Likewise, gate attendance for some teams has historically been poor. As a result, the sale of additional franchises either to maintain a constant level of active franchises or to enlarge the League has historically proven difficult for USBL.

                  From the inception of the League, USBL has operated at a loss. This has been due to the poor sales of franchises and the inability of the franchisees to pay their annual royalty fees. As a result, both MCI and USBL have been dependent on loans and advances from officers, directors and their affiliates. (See "Financial Information" and "Certain Relationships and Related Transactions".) For Fiscal years ended 1995, 1996 and Fiscal 1997, the Company's auditors and USBL's auditors have expressed concerns in their opinion as to the ability of both MCI and USBL to continue as going concerns. See "Financial Information".

                  USBL currently employs four full time employees consisting of the President, Daniel T. Meisenheimer III, who also acts as Commissioner of the League; a Director of Administration; a Director of Public Relations, and a Director of Operations. During the League season, the Company employs additional staff including approximately 50 referees who are paid on a per game basis. In addition, USBL plans to establish an advisory board consisting of former basketball stars and franchise owners.

Future Plans of USBL

                  USBL has, as its ultimate goal, the establishment of at least sixty (60) franchises throughout the United States, consisting of fifteen (15) teams in four regional divisions. This would result in regional play-off games and then a final championship series. The Company is also attempting to develop a formal association with the NBA. At the present time, the Continental Basketball Association (the "CBA"), a league consisting of 13 teams, is regarded as the minor league of the NBA, and as such, receives financial support from the NBA. The Company believes that a formal association with the NBA would enhance the value of the franchises and attract more significant gate attendance. Likewise, the Company intends to use some of the television time available to it to broadcast more games which the Company believes would create additional fan interest and serve to attract additional franchisees. However and given the difficulties encountered by the Company to date in the sale of additional franchises, the Company may not be able to achieve its long-range goals without additional capital to properly promote the League. While gate attendance has been poor historically, there has been steady growth over the past three seasons. If gate attendance continues to increase, the Company believes that this will facilitate franchise sales.

Cadcom, Inc.

                  MCI's other operating subsidiary is Cadcom Inc. ("Cadcom") which was incorporated in Connecticut in 1987. Cadcom is wholly owned by MCI and was acquired by MCI in February, 1992 from Synercom Inc. ("Synercom"), a corporation owned and controlled by the President of MCI and members of the Meisenheimer Family.

                  Cadcom operates as a subcontractor manufacturing aluminum and stainless steel components for high tolerance aircraft parts for both fixed wing aircraft and helicopters which components are mainly used in pressure switches, fuel valves and various indicators and instruments. Ninety-nine percent (99%) of Cadcom's business is derived from orders it receives from Spectrum Associates Inc. ("Spectrum"), a Connecticut corporation owned and controlled by Synercom. Spectrum manufacturers crash resistant breakaway valves, pressure switches, indicators and other specialized components for the aircraft industry. Approximately twenty-five (25%) percent of Spectrum's revenues are derived from orders from Sikorsky Aircraft Inc. and thirty-five (35%) percent is derived from orders from various divisions of the U.S. Armed Forces and the Department of Defense. The balance of Spectrum's orders are from other major aircraft manufacturers. Spectrum contracts with Cadcom as a subcontractor for approximately 70% of Spectrum's requirements for aluminum and stainless steel components. Cadcom is presently making efforts to diversify its customer base to eliminate its dependence upon Spectrum; however, there can be no assurances that Cadcom will be able to diversify its customer base.

                  Cadcom's manufacturing process is controlled by rigid standards established by both the Federal Aviation Authority ("FAA") and the Department of Defense. The manufacturing process utilizes highly sophisticated computer-controlled turning and milling machinery. Approximately sixty (60%) of the equipment is rented by Cadcom under capital leases from Synercom. In Fiscal 1997, Cadcom contributed approximately 58% of the total revenues generated by MCI. In prior years, Cadcom accounted for almost all of MCI's revenues. Because of Cadcom's dependency on Spectrum, any decline in Spectrum's business would have an adverse impact on Cadcom's results of operations. Cadcom is actively seeking other outside business to lessen its dependency on Spectrum.

                  Cadcom employs nine (9) people consisting of a plant manager and office manager and seven factory personnel.

Government Regulation

                  Because USBL is actively engaged in the sale of franchises, it is required to comply with the laws established by those states in which it has offered and currently offers franchises. Such compliance includes registering as a franchisor and approval of the

Franchise Agreement with appropriate State agencies. USBL is currently in full compliance.

                  Cadcom is subject to manufacturing standards established by both the FAA and the Department of Defense. As such, it is subject to inspection by the FAA and the Department of Defense to insure that the manufacturing process and the end products comply with such regulations. Likewise, Cadcom is subject to both local and state environmental regulations. As of this date, Cadcom is in full compliance with all local and state regulations.


ITEM 2.           DESCRIPTION OF PROPERTY

                  In August, 1995, MCI, through its wholly-owned subsidiary, Meisenheimer Capital Real Estate Holdings Inc. ("MCR") acquired the real estate at 46 Quirk Road, Milford, Connecticut, from Genvest, a limited partnership whose partners consist of the President of MCI and the Meisenheimer Family. The property was formerly leased by MCI and its subsidiaries from Genvest. The property consists of a building housing office and manufacturing space of approximately 6,000 square feet. USBL currently pays a $1,000 a month rent for approximately 1,500 square feet under a lease which expires on December 31, 1997. Cadcom pays $3,000 a month for approximately 3,500 square feet under a lease which expires on December 31, 1999. A portion of the space is rented to unaffiliated parties. The consideration paid to Genvest by MCI consisted of the issuance of 200,978 shares of the Common Stock of MCI plus cash of $120,000. MCR borrowed funds of $120,000 from a financial institution which loan is secured by a 20 year mortgage on the property. The loan is guaranteed by MCI.


ITEM 3.           LEGAL PROCEEDINGS

                  There are no legal proceedings pending or threatened against the Company.


ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  During the Fiscal Year ended February 28, 1997 no matters were submitted to a vote of security holders.

                                                      Part II


ITEM 5.           MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
                  STOCKHOLDER MATTERS

Market Information

                  The   Company's   Common  Stock   trades  on  the   non-NASDAQ
over-the-counter market (Bulletin Board) under the symbol "MEIS."

                  The following is the range of high and low bid prices for each quarter for the fiscal years ended February 29, 1996 and February 28, 1997:


                                                        Fiscal 1996
                                                  High              Low
First Quarter Ended 5/31/95                      $1.125           $0.875
Second Quarter Ended 8/31/95                     $2.00            $1.00
Third Quarter Ended 11/30/95                     $3.187           $0.875
Fourth Quarter Ended 2/29/96                     $3.25            $2.185


                                                        Fiscal 1997
                                                  High              Low
First Quarter Ended 5/31/96                      $3.125           $2.00
Second Quarter Ended 8/31/96                     $2.875           $1.0625
Third Quarter Ended 11/30/97                     $1.21875         $0.625
Fourth Quarter Ended 2/28/97                     $1.3125          $0.75

                  The foregoing bid prices (high and low) for each quarter represent quotations between dealers without adjustments for retail markups, markdowns or commissions and may not represent actual transactions, as reported by the National Association of Securities Dealers Composite Feed or other qualified inter-dealer quotation medium.

Approximate Number of Equity Security Holders

                  There were approximately 350 holders of MCI Common Stock as of May 15, 1997.

Dividends

                  The Company has not paid any dividends since its inception, and it does not anticipate paying any dividends in the foreseeable future.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF FINANCIAL OPERATIONS

FISCAL YEAR 1996 COMPARED TO FISCAL YEAR 1995

Results of Operations

                  Revenues for the fiscal year ended February 29, 1996 ("Fiscal 96") were $1,119,000 as compared to revenues of $896,000 for the fiscal year ended February 28, 1995 ("Fiscal 95"). This increase of $223,000 was due to the substantial increase of franchise fees generated by the Company's subsidiary, USBL. During Fiscal 96 USBL sold five franchises in exchange for $2,000,000 of advertising credits which have been valued by the Company at $250,000. The Company's other operating subsidiary, Cadcom, also increased its revenues to $735,000 in Fiscal 96 as compared to $654,000 in Fiscal 95.

                  Operating expenses for Fiscal 96 increased by $321,000 to $1,248,000 as compared to operating expenses of $927,000 in Fiscal 95. This increase was due in part to increased costs of sales for Cadcom commensurate with its increase in revenues. Likewise, USBL's team expenses increased approximately $36,000 for Fiscal 96 primarily as a result of the increase in teams operated by the League as compared to prior years.

                  Administrative salaries for USBL also increased by $39,000 for Fiscal 96 as a result of one additional part-time administrator to assist in team scheduling and one part-time clerical person to assist in general clerical work in the office.

                  Advertising, consulting and travel expenses of $191,000, primarily for USBL, increased in Fiscal 96 by $108,000 as compared to advertising and travel expenses of $83,000 in Fiscal 95. The advertising expenses and consulting fees increased because of increased marketing efforts to sell franchises, raise additional capital and team travel expenses incurred by the Company-owned franchise and for travel expenses for playoffs which the company funds.

                  Consolidated net loss for Fiscal 96 amounted to $161,000 a compared to a loss of $20,000 in Fiscal 95. In addition to the items enumerated above, net loss was adversely affected by final legal settlement costs of two outstanding litigation matters amounting to $32,000. The Company does not have any other pending litigation. The Company incurred income taxes of $16,000 and a credit of $24,000 to net loss representing the minority interest's share in the net loss of its USBL subsidiary.

FISCAL YEAR 1997 COMPARED TO FISCAL YEAR 1996

Results of Operations

                  Revenues for the fiscal year ended February 28, 1997 ("Fiscal 97") were $1,378,128 as compared to revenues of $1,118,969 for the fiscal year ended February 29, 1996 ("Fiscal 96"). This increase of $259,159 was due to an increase of franchise fees generated by the Company's subsidiary, USBL. During Fiscal 97 USBL sold eight franchises in exchange for $2,000,000 of advertising credits which have been valued by the Company at $250,000 together with receipt of cash proceeds of initial franchise fees of $105,000. The Company also received $300,000 of barter units valued by the Company at $50,000. The Company's other operating subsidiary, Cadcom, also increased its revenues to $780,903 in Fiscal 97 as compared to $735,013 in Fiscal 96.

                  Operating expenses for Fiscal 97 increased by $116,109 to $363,995 as compared to operating expenses of $1,247,886 in Fiscal 96. This increase was due in part to an increase in costs of sales for Cadcom of $44,000 and other operational expenses of $42,000. Likewise, USBL's operating expenses increased approximately $26,000 for Fiscal 97 primarily as a result of the payment of consulting fees in connection with the expansion of the League.

                  Advertising and travel expenses for USBL approximated prior years.

                  Consolidated net loss for Fiscal 97 amounted to $30,863 as compared to a loss of $160,721 in Fiscal 96. Although revenues for Fiscal 97 were greater than for Fiscal 96, the Company continues to incur losses. The loss is attributable to the inability of USBL to generate franchise fees and royalty fees from third parties. The Company also incurred income taxes of $10,000 for Fiscal 97 as compared to $16,000 in Fiscal 96.


Liquidity and Capital Resources

                  The Company's working capital deficiency increased by $257,000 to $592,000 in Fiscal 97 from a prior deficiency of $335,000 in Fiscal 96. This increase was primarily due to the utilization of the Company's cash reserves at the beginning of the fiscal year to fund operating deficits.

                  The Company is making efforts to alleviate its working capital deficiency by seeking additional equity capital primarily for USBL which subsidiary accounts for a major portion of the working capital deficiency and which subsidiary, in management's opinion, has the greatest potential for future growth. The Company believes the 4,000,000 units of advertising credits, valued at $500,000 will enable the Company to attract more interest in the League for both fans and potential franchisees by utilization of the advertising credits for free television broadcasting of League games. Additionally, Cadcom is actively soliciting additional customers to increase its revenues and diminish its reliance on Spectrum. However, there can be no assurances that the Company will be successful in its efforts to reduce the working capital deficiency.

ITEM 7.           FINANCIAL STATEMENTS


                                                                           Page
Report of Independent Certified Public Accountants                          F-2
Consolidated Balance Sheet as of February 28, 1997 and February 29, 1996    F-3
Consolidated Statements of Operations for the years ended                   F-5
   February 28, 1997 and February 29, 1996
Consolidated Statement of Stockholders' Equity for the years ended          F-6
   February 28, 1997 and February 29, 1996
Consolidated Statements of Cash Flows for the years ended                   F-7
   February 28, 1997 and February 29, 1996
Notes to financial statements                                        F-8 - F-17


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

                  Up and until April 15, 1996 the Company and its subsidiaries had utilized the services of Michael Racaniello, C.P.A. to prepare its annual audits. On April 15, 1996, the Company's Board of Directors voted to retain the accounting firm of Holtz, Rubenstein & Co., LLP to prepare its annual audits. Mr. Racaniello was still retained by the Company and continues to perform internal accounting services for the Company and it subsidiaries. There were no disagreements between the Company and Mr. Racaniello or between Mr.
Racaniello and Holtz, Rubenstein & Co., LLP.

                                                     PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTER AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Directors, Executive Officers, Promoters and Control Persons.

                  The following persons are the current directors and executive officers.


Name                                  Age      Position
Daniel T. Meisenheimer III            46       Chairman of the Board
                                               President and Treasurer
Richard C. Meisenheimer               43       Vice President, Director and
                                                   Secretary
Daniel T. Meisenheimer, Jr.           69       Director

All directors hold office until the next annual meeting of Stockholders and the election and qualification of their successors. Officers are appointed annually by the Board of Directors and subject to existing employment agreements serve at the discretion of the Board.

Background of Executive Officers and Directors

                  Daniel T. Meisenheimer III has been President and Treasurer of MCI since the inception of MCI in 1984. Mr. Meisenheimer is also Chairman of the Board, President and Treasurer of the Company's subsidiaries, USBL, Cadcom, and MCR. Since 1982 Mr. Meisenheimer has also been employed as a Vice President of Spectrum, which is Cadcom's sole customer. Mr. Meisenheimer is also a shareholder and Director of Synercom Inc. ("Synercom"), a family-owned holding company which owns all of the outstanding stock of Spectrum and which owns approximately twenty-two percent of the outstanding stock of MCI. Between 1981 and 1984, Mr. Meisenheimer owned and operated an investment advisory firm. Prior to that and from 1977 to 1981, Mr. Meisenheimer was employed as a registered representative with Merrill Lynch, Inc.


     Richard C. Meisenheimer, brother of Daniel T. Meisenheimer III, has been Vice President, Secretary and Chief Financial Officer of MCI since its inception. Mr. Meisenheimer has also been associated with Spectrum in various capacities since 1976. In 1993, Mr. Meisenheimer became President of Spectrum, succeeding his father, Daniel T. Meisenheimer, Jr. Mr. Meisenheimer is also Vice President, Secretary and Director of
                                                        12

MCI's subsidiaries, USBL, Cadcom and MCR. Mr. Meisenheimer is also a Director and shareholder of Synercom.


     Daniel T.  Meisenheimer,  Jr., father of Richard C. Meisenheimer and Daniel
T. Meisenheimer III, has served as a Director of MCI since its inception. He is also a Director of MCI's subsidiaries, USBL, Cadcom and MCR. Mr. Meisenheimer was the founder of Spectrum which began operations in 1957. He served as Chairman and President of that company until 1993, when his son Richard C. Meisenheimer assumed the position of President. Mr. Meisenheimer is still Chairman of Spectrum. Mr. Meisenheimer is also President and a Director of Synercom.

Compliance with Section 16(a) of the Exchange Act

                  All officers, directors, and beneficial owners of more than 10% of MCI's Common Stock have complied with Section 16(a) of the Exchange Act.


ITEM 10.          EXECUTIVE COMPENSATION

MCI

                  Historically, the only two officers of MCI, Daniel T. Meisenheimer III, President and Treasurer, and Richard C. Meisenheimer, Vice President and Secretary, have not received any salaries from MCI. However, on March 1, 1994, the Company awarded Mr. Daniel T. Meisenheimer III, 200,000 options to purchase 200,000 shares of the Common Stock in recognition of past services to MCI. The options are exercisable at $0.25 a share. On June 5, 1995, Mr. Meisenheimer exercised options to purchase 100,000 shares. At the time of the exercise, the bid price for MCI Common Stock was $1.00 a share. Richard C. Meisenheimer also received 100,000 options in recognition of past services. Each option entitles Mr. Meisenheimer to purchase one share of the Common Stock at $0.25 per share. Mr. Meisenheimer has not exercised any options. On March 1, 1996 the Company entered into employment agreements with Daniel T.
Meisenheimer III and Richard C. Meisenheimer.

                  The agreement with Daniel T. Meisenheimer III is for a period of two years expiring on February 28, 1998. For the first year Mr. Meisenheimer is to receive a salary of $2,000 a month. However, if in the opinion of the Board of Directors the payment of salary to Mr. Meisenheimer would have an adverse impact on the Company's cash flow then the Company is authorized to withhold payments. The agreement further provides that in the event any monthly salary is withheld then for each month of salary omitted Mr. Meisenheimer is to receive 10,000 options. Each option entitles Mr. Meisenheimer to purchase one share of Common Stock at $1.00 a share. The options are to be issued at the end of the fiscal year. During the second year of the employment agreement, Mr. Meisenheimer is to receive a monthly salary of $5,000 and if the Company elects not to pay Mr. Meisenheimer the cash salary, then he is to receive 10,000 options for each month of salary omitted which are to be issued at the end of the fiscal year.

                  Mr. Richard C. Meisenheimer's employment agreement is also for a period of two years and provides for a monthly salary of $400 per month. The Board of Directors may also withhold payment of such salary if such payment would have an adverse impact on the Company's cash flow. In that event, Mr. Meisenheimer is to receive 2,000 options for each month of salary omitted. Each option entitles Mr. Meisenheimer to purchase one share of the Company's Common Stock at $1.00 per share. In the second year, Mr. Meisenheimer is to receive $800 a month and if any salary is omitted then 4,000 options will be issued for each month of salary omitted. All options are issued at the end of each fiscal year.

                  Pursuant  to  the   employment   agreements,   Mr.  Daniel  T.
Meisenheimer III has only received a total of $4,000 of salary for Fiscal 97. Mr. Richard C. Meisenheimer has only received a total of $800 for Fiscal 97. The Board of Directors elected to withhold any further payment of salaries because of the impact on cash flow. For Fiscal 1997, because of the Company's decision not to pay salaries, Mr. Daniel T. Meisenheimer III received 100,000 options and Mr. Richard C. Meisenheimer received 20,000 options. The Company has not as yet issued the options.

                  The following  tables reflect the salaries  received by Daniel
T. Meisenheimer III and Richard C. Meisenheimer and the options received by Daniel T. Meisenheimer III, and Richard C. Meisenheimer and the amount of options exercised for the fiscal year ended February 28, 1997:

                                                                Summary Compensation Table
                                               Annual Compensation                      Long Term Compensation
                                                                                        Awards           Payout
                                                               Other                    Restricted                    All
Name and                                                       Annual                   Stock        Options  LTIP    Other
Principal Position          Year     Salary           Bonus    Compensation             Awards       /SAR's   Payout  Compensation


  Meisenheimer III
President                  1997    $21,000 (1)         $0         $0                       $0          -0-      $0          $0

Richard C. Meisenheimer
Vice President             1997   $  4,200 (2)         $0         $0                       $0          -0-      $0          $0
---------------

     (1) Includes 100,000 options in lieu of cash salary. Each option is exercisable into one share of Common Stock at $1.00 per share. The options have been valued at $17,000.

     (2) Includes 20,000 options in lieu of cash salary. Each option is exercisable into one share of Common Stock at $1.00 per share. The options have been valued at $3,400.



                      Option/SAR Grants in Last Fiscal Year

                                       Number of Securities             Percent of Total              Exercise or
                                       Underlying Options/           Options/SARs Granted to          Base Price
              Name                       SARs Granted (#)           Employees in Fiscal Year            ($/Sh)      Expiration Date
               (a)                             (b)                             (c)                        (d)              (e)
Daniel T. Meisenheimer III                   100,000                           83%                       $1.00            3/1/2001
Richard C. Meisenheimer                       20,000                           17%                       $1.00            3/1/2001


USBL

                  On January 1, 1996, USBL entered into employment agreements with Daniel T. Meisenheimer III who serves as President and Chief Executive Officer, and Richard C. Meisenheimer, who serves as Vice President and Chief Financial Officer. The employment agreement for Daniel T. Meisenheimer III provides for a monthly salary of $2,000 during the first year and $5,000 a month for the second year. If, in the opinion of the Board of Directors of USBL, the payment of salary would have an adverse impact on the Company's cash flow, then the Company is authorized to withhold payments. For every month of salary omitted, Mr. Meisenheimer is to receive 10,000 options. Each option entitles Mr. Meisenheimer to purchase one share of USBL Common Stock at $1.00 a share. All options are to be issued at the end of each 12 month period. During the calendar year ended December 31, 1996, Mr. Meisenheimer received a total cash salary of $4,000 and received 100,000 options in lieu of salary. Mr. Meisenheimer did not receive any salaries for the months of January and February 1997 and as such is presently entitled to receive 20,000 options.

                  In view of the fact that neither Daniel T. Meisenheimer III nor Richard C. Meisenheimer had received any compensation for services from USBL since the inception of the company, on September 1, 1995, the Board of Directors adopted an option program reserving 200,000 shares to provide each officer with 20,000 options on the first business day of each calendar year commencing January 1, 1996. Under the plan, each option entitles the holder to purchase one share of common stock at an exercise price equal to the closing bid price on the date of grant. The options were to expire five years from date of grant or nine months after retirement of either officer. On January 2, 1996 (Fiscal 1996) Daniel T. Meisenheimer III and Richard C. Meisenheimer each received 20,000 options exercisable into common stock at $2.25 a share, the closing bid price of USBL Common Stock on that date. On August 20, 1996, the company and the two officers agreed to rescind the remainder of the option program.

                  With respect to the employment agreement with Richard C. Meisenheimer, the agreement is similar to that of Daniel T.
Meisenheimer III, except that Richard C. Meisenheimer is to receive a salary of $800 a month during the first year and $1,600 a month for the second year. For each month's salary omitted, Richard C. Meisenheimer is to receive 4,000 options. Each option entitles Mr. Meisenheimer to purchase one share of USBL Common Stock at $1.00 a share. All options are awarded at the end of each year. During the calendar year ended December 31, 1996 (Fiscal 97) Mr. Meisenheimer received a total of $1,600 of salary and received 40,000 options in lieu of salary. Mr. Richard C. Meisenheimer did not receive any salary for the months of January and February 1997 and is presently entitled to receive 8,000 options.


     The following tables reflect the salaries and options received by Daniel T. Meisenheimer III and Richard C. Meisenheimer:

                                                      Summary Compensation Table
                                    Annual Compensation                Long Term Compensation
                                                                       Awards            Payout
                                                      Other            Restricted                All
Name and                                              Annual           Stock    Options  LTIP    Other
Principal Position       Year    Salary      Bonus    Compensation     Awards   /SAR's   Payout  Compensation


Daniel T.
  Meisenheimer III
President                1997   $45,000 (1)    $0          $0              $0      -0-     $0         $0

Richard C. Meisenheimer
Vice President           1997   $18,000 (2)    $0          $0              $0      -0-      $0        $0

---------------
     (1) Includes 100,000 options to purchase 100,000 shares of the Common Stock of USBL. The options are valued at $41,000.

     (2) Includes 40,000 options to purchase 40,000 shares of the Common Stock of USBL. The options are valued at $16,400.


                      Option/SAR Grants in Last Fiscal Year

                                       Number of Securities             Percent of Total              Exercise or
                                       Underlying Options/           Options/SARs Granted to          Base Price
              Name                       SARs Granted (#)           Employees in Fiscal Year            ($/Sh)       Expiration Date
               (a)                             (b)                             (c)                        (d)              (e)
Daniel T. Meisenheimer III                   100,000                           71%                       $1.00          12/31/2001
Richard C. Meisenheimer                       40,000                           29%                       $1.00          12/31/2001


ITEM 11.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT

                  The following table sets forth certain information as of July 15, 1996 with respect to the beneficial ownership of the outstanding Common Stock of the Company by (i) any holder of more than five (5%) percent; (ii) each of the Company's officers and directors; and (iii) the directors and officers of the Company as a group:

                                                                  Amount and Nature of               Approximate
Name and Address of Beneficial Owner                              Beneficial Ownership            Percent of Class
Daniel T. Meisenheimer III (1)                                          1,390,500                        31%
c/o The United States Basketball League
46 Quirk Road
Milford, CT  06460
Richard C. Meisenheimer (2)                                              389,500                         8.7%
c/o The United States Basketball League
46 Quirk Road
Milford, CT  06460
Daniel T. Meisenheimer, Jr. (3)                                          525,000                        11.7%
c/o The United States Basketball League
46 Quirk Road
Milford, CT  06460

--------
         (1) Daniel T. Meisenheimer III is the President of MCI. The shares listed above include shares owned by his wife and minor children. Included are 100,000 options issued to Mr. Meisenheimer to purchase 100,000 of the Common Stock at $1.00 per share which Mr. Meisenheimer received in lieu of salary and 100,000 options awarded to Mr. Meisenheimer in September 1995 for past services. Mr. Meisenheimer and his family also own 425,000 shares of the common stock and 136,409 shares of the preferred stock of MCI's subsidiary, USBL.
         (2) Richard C. Meisenheimer is Vice President and a Director of MCI. The shares listed above include shares owned by his wife and minor children and 20,000 options which Mr. Meisenheimer received in lieu of salary. Also included are 100,000 options awarded to Mr. Meisenheimer in September 1995 for past services. Mr. Meisenheimer also owns 500 shares of the common stock and 77,875 of the preferred stock of MCI's subsidiary, USBL. In addition, Spectrum, of which Richard C. Meisenheimer is President, owns 207,857 shares of the common stock and 240,000 shares of preferred stock of USBL. Also, Synercom, of which Mr. Meisenheimer is President, owns 22.5% of the outstanding stock of MCI.

     (3) Daniel T. Meisenheimer, Jr., a Director of MCI, is the father of Daniel
T. Meisenheimer III and Richard C. Meisenheimer. The shares listed above include shares owned by his wife, Mary Ellen Meisenheimer. Mr. Meisenheimer also owns 5,000 shares of USBL common stock and 182,723 shares of USBL preferred stock. Mr. Meisenheimer is Chairman of the Board of Synercom.
                                                        17



                                                                  Amount and Nature of               Approximate
Name and Address of Beneficial Owner                              Beneficial Ownership            Percent of Class
Synercom Inc. (4)                                                        980,000                        22.5%
c/o The United States Basketball League
46 Quirk Road
Milford, CT  06460
All Officers and Directors as a Group                                   3,285,000                       73.5%


ITEM 12.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Loans

                  For at least the last ten years the principals of MCI and their affiliated companies have made loans to USBL, MCI's subsidiary. As of February 28, 1997 ("Fiscal 1997"), USBL was indebted to the principals or their affiliated companies in the principal sum of $225,486 together with accrued interest at six percent (6%) per annum of $24,535. All of the outstanding debt is payable upon demand. Of the foregoing amount, Spectrum was owed the principle sum of $71,432 plus accrued interest of $59,197. The principals (Daniel T. Meisenheimer III, Richard C. Meisenheimer and Daniel T. Meisenheimer, Jr.) were owed $510,454 plus accrued interest of $44,403. The $24,535 was due from USBL to MCI, the parent, which is eliminated on the accompanying consolidated financial statements.

Cadcom

                  Cadcom was acquired by MCI in February 1992 from Synercom, Inc., a company owned and controlled by the Meisenheimer Family. Cadcom is totally dependent upon orders received from Spectrum, a privately held company, also owned by the Meisenheimer Family. As such, substantially all of Cadcom's business is derived from Spectrum. Intercompany pricing is done on "an arm's length" basis and with respect to orders from the military or the defense department is subject to competitive bid. Cadcom is paid by Spectrum in accordance with normal credit terms. In addition and when Cadcom was acquired by MCI from Synercom, Inc., MCI granted Synercom, Inc. the right of first refusal to buy the Cadcom common stock in the event MCI determined to sell Cadcom.

--------
     (4) Synercom is owned jointly by Daniel T. Meisenheimer III, Richard C. Meisenheimer, Daniel Meisenheimer, Jr., and his wife, Mary Ellen Meisenheimer. Synercom also owns all of the outstanding stock of Spectrum Associates, Inc. ("Spectrum"), which is the sole customer of MCI's subsidiary, Cadcom. As such, Synercom's ownership in MCI is considered as part of Management's ownership.
                               18

Capital Leases

                  In fiscal 1995, Cadcom entered into capital leases for new machinery. Cadcom is leasing the equipment from Synercom, Inc. During fiscal 1996 Cadcom also entered into capital leases with Synercom for additional manufacturing equipment. The total amount of outstanding lease payments amounts to $203,741. Monthly payments to Synercom for the leased equipment amount to $8,950.

Ownership of Franchise

                  In 1988, Richard C. Meisenheimer, Vice President, and several other individuals purchased, through a corporation, a franchise from USBL, the Connecticut Skyhawks. The purchase price was $50,000 and annual royalty payments have been made to USBL for each year to date. On August 31, 1996, Spectrum, a company owned and controlled by the Meisenheimer Family purchased a franchise from USBL for $100,000. The franchise is not currently active but pays the annual royalty fee.

Purchase of Real Estate

                  Prior to August 1995, MCI, USBL and Cadcom had been renting office and manufacturing facilities from Genvest L.P., a limited partnership consisting of members of the Meisenheimer Family. In August, 1995 MCI, through its subsidiary MCR, purchased the facilities from Genvest, L.P., for $340,000 through the issuance of 200,978 shares of the Common Stock of MCI to Genvest, L.P., and borrowed the sum of $120,000 from a financial institution secured by a 20-year mortgage on the property. Richard C.
Meisenheimer has personally guaranteed the mortgage.

                                                      PART IV

ITEM 13.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
                  FORM 8-K

Financial Statements

                  All financial statements as set forth under Item 7

Exhibits

                  The following exhibits are incorporated by reference to the Exhibit bearing the same number on the Registrant's Registration Statement on Form 10-SB filed with the Commission on October 15,1996, effective March 24, 1997. Commission File No.
0-25147:

3.1      Certificate of Incorporation of Meisenheimer Capital, Inc. ("MCI")

3.2      Certificate of Renewal of Certificate of Incorporation of MCI

3.3      By-Laws of MCI

4.1      Form of Stock Certificate

4.2      Form of Option

10.1     Employment Agreement of Daniel T. Meisenheimer III with MCI

10.2     Employment Agreement of Richard C. Meisenheimer with MCI

10.3 Employment Agreement of Daniel T. Meisenheimer III with MCI's subsidiary, The United States Basketball League, Inc. ("USBL")

10.4     Employment Agreement of Richard C. Meisenheimer with USBL

10.5 Mortgage Note between Fleet Bank, National Association and Meisenheimer Capital Real Estate Holdings, Inc. and Guaranty of MCI

10.6 Lease between Meisenheimer Capital Real Estate Holdings, Inc. and Cadcom, Inc.

10.7     Lease between Meisenheimer Capital Real Estate Holdings, Inc. and USBL

10.8 Equipment Lease Agreement between Synercom, Inc. and MCI's subsidiary, Cadcom, Inc., dated September 11, 1992

10.9 Equipment Lease Agreement between Synercom, Inc. and MCI's subsidiary, Cadcom, Inc., dated July 1, 1995

10.10    Standard Franchise Agreement of USBL

10.11 Agreement between USBL and Topaz Selections Ltd. for Barter Transaction for acquisition of advertising due bills in exchange for franchises

11.0     Statement of Computations of Earnings Per Share

16.0     Letter of Accountant Pursuant to Item 304 (a)(3) of Reg.S-B

21.0     List of Subsidiaries

SIGNATURES

                  Pursuant to requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this Annual Report and any subsequent amendments thereto to be singed on its behalf by the undersigned, thereunto duly authorized.


June 12, 1997

                                            MEISENHEIMER CAPITAL, INC.


                                              /s/Daniel T. Meisenheimer III
                                            Daniel T. Meisenheimer III
                                            Chairman of the Board and President


         Pursuant to the requirements of the Securities Act of 1934, this Report has been signed below by the following persons in their respective capacities with the Registrant and on the dates indicated.

June 12, 1997                                 /s/Daniel T. Meisenheimer III
                                            Daniel T. Meisenheimer III
                                            Chairman of the Board and President


June 12, 1997                                 /s/Richard C. Meisenheimer
                                            Richard C. Meisenheimer
                                            Director and Vice President










ORIGINAL:  H:\USERS\WENDY\WP\BLUMBERG\USBL\10KSB
THIS PRINT-OUT:  H:\USERS\WENDY\WP\BLUMBERG\USBL\10KSB

                                    MEISENHEIMER CAPITAL, INC. AND SUBSIDIARIES

                                         REPORT ON AUDITS OF CONSOLIDATED
                                               FINANCIAL STATEMENTS

                                           YEARS ENDED FEBRUARY 28, 1997
                                               AND FEBRUARY 29, 1996

                                    MEISENHEIMER CAPITAL, INC. AND SUBSIDIARIES




                                           INDEX TO FINANCIAL STATEMENTS



                                                                           Page

Report of Independent Certified Public Accountants                          F-2

Consolidated balance sheet as of February 28, 1997 and February 29, 1996    F-3

Consolidated statements of operations for the years ended
   February 28, 1997 and February 29, 1996                                  F-5

Consolidated statement of stockholders' equity for the years
   ended February 28, 1997 and February 29, 1996                            F-6

Consolidated statements of cash flows for the years
   ended February 28, 1997 and February 29, 1996                            F-7

Notes to financial statements                                        F-8 - F-17

                                           Independent Auditors' Report




Board of Directors
Meisenheimer Capital, Inc.
Milford, Connecticut

We have audited the consolidated balance sheet of Meisenheimer Capital, Inc. and Subsidiaries as of February 28, 1997 and February 29, 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Meisenheimer Capital, Inc. and Subsidiaries as of February 28, 1997 and February 29, 1996 and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company's recurring losses from operations, its inability to collect annual franchise fees and its reliance on related party revenue transactions raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/Holtz Rubenstein & Co.,LLP
Holtz Rubenstein & Co., LLP
Melville, New York
May 21, 1997

                                    MEISENHEIMER CAPITAL, INC. AND SUBSIDIARIES

                                            CONSOLIDATED BALANCE SHEETS


                                            February 28,          February 29,
              ASSETS                        1997                  1996
              ------
CURRENT ASSETS:
   Cash                              $       11,371        $      278,188
   Accounts receivable (Note 9)              77,412               103,017
     Inventories (Note 4)                   116,600                92,370
   Investments                               26,547                47,597
   Other current assets                      10,095                 6,000
                                         --------------        --------------
       Total current assets                 242,025               527,172

PROPERTY AND EQUIPMENT, net
  (Notes 5, 7 and 8)                        523,331               613,301
GOODWILL (Note 6)                            28,545                29,361
PREPAID BARTER UNITS (Note 10)               50,000                    -
PREPAID ADVERTISING CREDITS (Note 10)       434,062               225,000
INVESTMENT IN PARTNERSHIP (Note 11)          39,500                    -
                                           --------------        -------------

                                      $    1,317,463        $    1,394,834
                                          ==============        ==============

     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable and accrued expenses
        (Notes 9 and 12)                $      174,619        $      243,407
   Notes payable - bank (Note 8)                 -                   25,900
   Capital lease obligation - current
        portion (Note 7)                        89,649                83,180
   Loans payable - stockholders (Note 9)       516,858               506,064
   Mortgage payable - current portion
        (Note 8)                                 3,184                 3,165
                                           --------------        -----------
       Total current liabilities                784,310               861,716
                                           --------------        --------------

CAPITAL LEASE OBLIGATION, net of
   current portion (Note 7)                      30,914               120,561
                                          --------------        --------------

MORTGAGE PAYABLE, net of current
     portion (Note 8)                            104,376               110,570
                                           --------------        --------------

MINORITY INTEREST IN CONSOLIDATED
   SUBSIDIARY                                     99,000                50,000
                                           --------------        --------------

COMMITMENT AND CONTINGENCIES (Notes 16 and 18)





STOCKHOLDERS' EQUITY (Notes 14):
   Common stock, $0.01 par value, 10,000,000 shares
     authorized; 4,477,084 shares and
     4,469,528 shares
     issued and outstanding                        44,771                44,695
   Additional paid-in capital                   3,367,008             3,236,908
   Unrealized loss on available-for-
        sale investments                          (62,078)              (9,641)
   Deficit                                     (3,050,838)          (3,019,975)
                                              ----------             ----------
       Total stockholders' equity                 298,863               251,987
                                          --------------        --------------

                                            $    1,317,463       $    1,394,834
                                              ==============     ==============



                          See notes to consolidated financial statements






                                    MEISENHEIMER CAPITAL, INC. AND SUBSIDIARIES

                                       CONSOLIDATED STATEMENTS OF OPERATIONS


                                                       Years Ended
                                           February 28,          February 29,
                                              1997                  1996
                                          ---------------       ----------
REVENUES:  (Notes 8 and 10)
   Net sales                           $     780,903         $     735,013
   Franchise fees and related
   revenue                                   597,225               383,956
                                          -------------         -------------
       Total revenues                      1,378,128             1,118,969
                                         -------------         -------------

OPERATING EXPENSES:  (Note 8)
   Cost of goods sold                        611,001               566,332
   Selling, general and team expenses        752,994               681,554
                                          -------------         -------------
       Total operating expenses             1,363,995             1,247,886
                                           -------------         -------------

       Income (loss) from operations          14,133              (128,917)
                                           -------------         -------------

OTHER INCOME AND EXPENSE:
   Realized gain on available-for-sale
     investments                                 -                  7,668
   Interest expense                           (40,899)            (47,796)
   Interest income                              1,942               8,324
   Other income                                  -                 24,000
   Settlements                                (10,000)            (32,000)
                                          -------------         -------------
       Total other income and expense         (48,957)            (39,804)
                                           -------------         -------------

LOSS BEFORE MINORITY INTEREST AND TAXES       (34,824)             (168,721)

MINORITY INTEREST IN NET LOSS OF SUBSIDIARY   (14,000)              (24,000)

PROVISION FOR INCOME TAX (Note 19)             10,039                16,000
                                            -------------         -------------

NET LOSS                                $     (30,863)         $    (160,721)
                                            =============         =============


NET LOSS PER SHARE                              $(.01)                 $(.03)
                                                 =====                  =====

WEIGHTED AVERAGE COMMON AND COMMON
   EQUIVALENT SHARES OUTSTANDING              4,470,158              4,846,883
                                               =========             =========


                         See notes to consolidated financial statements

                                                        F-5

                                    MEISENHEIMER CAPITAL, INC. AND SUBSIDIARIES

                                  CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY




                                                                                  Additional
                                                         Common Stock             Paid-in
                                                    Shares          Amount        Capital               Deficit

Balance, March 1, 1995                              4,268,550     $  42,686      $   1,966,675       ($2,859,254)

Issuance of stock in connection
   with the purchase of building                      200,978         2,009            167,990                -

Issuance of stock options                                  -             -              13,750                -

Issuance of stock by subsidiary
   to minority holders                                     -             -           1,088,493                -

Net loss                                                   -             -                  -           (160,721)
                                                 ------------     ---------      -------------    --------------

Balance, February 29, 1996                          4,469,528        44,695          3,236,908        (3,019,975)

Issuance of stock in connection
   with warrant exercise                                3,500            35              4,340                -

Issuance of stock, options and warrants
   by subsidiary to minority holders                       -             -              97,000                -

Issuance of stock for services                          4,056            41              7,760                -

Issuance of options for services                           -             -              21,000                -

Net loss                                                   -             -                  -            (30,863)
                                                 ------------     ---------      -------------    --------------

Balance, February 28, 1997                          4,477,084     $  44,771      $   3,367,008       ($3,050,838)
                                                 ============     =========      =============    ==============


                                  See notes to consolidated financial statements

                                    MEISENHEIMER CAPITAL, INC. AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                         Years Ended
                                                                             February 28,          February 29,
                                                                                 1997                  1996
                                                                           ---------------       ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                  $   (30,863)         $   (160,721)
                                                                             -----------          ------------
   Adjustments to reconcile net loss to net
     cash used in operating activities:
       Issuance of stock options for services                                      7,801                13,750
       Minority interest                                                         (14,000)              (24,000)
       Stock options issued as compensation                                       21,000                    -
       Stock received for franchise revenue                                      (19,500)                   -
       Services exchanged for inventory                                          (11,000)                   -
       Inventory allowance                                                         2,500                    -
       Prepaid barter credits                                                    (50,000)                   -
       Prepaid advertising credits                                              (250,000)             (250,000)
       Realization of prepaid advertising credits                                 40,938                25,000
       Realized gains on investment sales                                             -                 (7,668)
       Depreciation and amortization expense                                      82,120                79,301
       (Increase) decrease in assets:
         Accounts receivable                                                      25,605               (19,790)
         Inventories                                                             (15,730)              (29,066)
         Other                                                                    (4,095)                 (214)
       Decrease in liabilities:
         Accounts payable and accrued expenses                                   (68,788)              (17,111)
                                                                             -----------          ------------
                                                                                (253,149)             (229,798)
                                                                             -----------          ------------
       Net cash used in operating activities                                    (284,012)             (390,519)
                                                                             -----------          ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                                             (6,340)              (50,221)
   Disposition of property and equipment                                          15,006                    -
   Purchase of investments                                                       (11,887)              (54,258)
   Proceeds from sales of investments                                                 -                 40,099
   Trademark costs                                                                    -                   (203)
   Investment in partnership                                                     (39,500)                   -
                                                                             -----------          -----------
       Net cash used in investing activities                                     (42,721)              (64,583)
                                                                             -----------          ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from exercise of stock warrants                                        4,375                    -
   Proceeds from notes payable                                                        -                33,400
   Payments on notes payable                                                     (25,900)               (7,500)
   Payments on mortgage payable                                                   (6,175)               (6,265)
   Reduction of long-term obligation                                                  -                (35,000)
   Proceeds from bridge loan payable                                                  -                100,000
   Payment of bridge loan payable                                                     -               (100,000)
   Payments on capital lease obligation                                          (83,178)              (65,975)
   Proceeds from minority shareholders for subsidiary stock                      160,000             1,051,957
   Advances to/(payment from) shareholders, net                                   10,794              (257,228)
                                                                             -----------          ------------
       Net cash provided by financing activities                                  59,916               713,389
                                                                             -----------          ------------
NET (DECREASE) INCREASE IN CASH
   AND CASH EQUIVALENTS                                                         (266,817)              258,287
CASH AND CASH EQUIVALENTS, beginning of year                                     278,188                19,901
                                                                             -----------          ------------
CASH AND CASH EQUIVALENTS, end of year                                       $    11,371          $    278,188
                                                                             ===========          ============
SUPPLEMENTAL DISCLOSURES:
   Cash payments made during the year:
     Interest                                                               $      40,999         $      30,120
                                                                            =============         =============
     Taxes                                                                  $      15,996         $          -
                                                                            =============         ============

                                See notes to consolidated financial statements

                                    MEISENHEIMER CAPITAL, INC. AND SUBSIDIARIES

                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            YEARS ENDED FEBRUARY 28, 1997 AND FEBRUARY 29, 1996


1.     Description of Business and Basis of Presentation:

     Meisenheimer Capital, Inc. ("MCI") is a holding company, with three operating subsidiaries: Cadcom, Inc. ("Cadcom") (100% owned by MCI), Meisenheimer Capital Real Estate Holdings, Inc. ("MCREHI") (100% owned by MCI), and the United States Basketball League, Inc. ("USBL") (61.55% owned by MCI).

     Cadcom, Inc. is a machine shop which manufactures aluminum and stainless steel aircraft parts. Substantially all of Cadcom's sales were to one customer, Spectrum Associates, an affiliate of MCI.

      MCREHI was incorporated during the fiscal year ended February 29, 1996 and owns a commercial building in Milford, Connecticut.

       The USBL operates a professional summer basketball league through franchises located in the eastern part of the United States.

       The Company has a consolidated deficit of approximately $3,000,000. This factor, as well as the Company's reliance on related parties and significant non-cash transactions (see Notes 10 and 11) create an uncertainty as to the Company's ability to continue as a going concern. The Company is making efforts to revitalize the USBL by raising equity capital and marketing new franchises and Cadcom is trying to expand its machine shop business by seeking new customers for its services. However, there can be no assurance that the Company will be successful in accomplishing these objectives. Because of the uncertainties surrounding the ability of the Company to continue its operations, there is substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

2.     Summary of Significant Accounting Policies:

       a. Principles of consolidation

          The consolidated financial statement includes the accounts of MCI and its three operating subsidiaries. All significant intercompany balances and transactions have been eliminated and applicable minority interests have been reflected in consolidation.

       b. Cash and cash equivalents

          For purposes of the cash flow statement, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash and cash equivalents.

       c. Revenue recognition

          The Company and its subsidiaries generally use the accrual method of accounting. However, due to the uncertainty of collecting royalty and franchise fees from its franchisees, the USBL recognizes revenue when it is received. As described more fully in Note 10, management recorded the advertising due bills received in exchange for initial franchise fees based upon the fair market value of such due bills. The fair market value was determined based upon the value of the franchises sold as there is no ready active market to convert the due bills to cash.

       c. Revenue recognition  (Cont'd)

          Cadcom recognizes revenue on the accrual method based upon the shipping date of orders in process which are of a short-term nature.

       d. Available-for-sale investments

          As of February 28, 1997, available-for-sale investments were composed of common stocks with a historical cost basis (average cost) of $88,625 and an approximate market value of $26,000. Unrealized loss, which is reported as a part of stockholders' equity, was approximately $62,000 as of February 28, 1997.

       e. Inventories

          Manufacturing inventories (Cadcom) are stated at the lower of cost, on the first-in, first-out method or market. The USBL's inventory consists of USBL trading cards, basketball uniforms, sporting equipment and printed promotional material. Most of the USBL's inventory was obtained through barter transactions whereby the USBL granted suppliers with advertising space or air time in return for the supplier's products. These transactions were accounted for based upon the fair values of the assets and services involved in the transactions.

       f. Property and equipment

          Property and equipment are recorded at cost. Major additions are capitalized while minor improvements, which do not extend the useful life of an asset, are expensed in the period incurred.

          Depreciation has been provided utilizing both the straight-line and accelerated cost recovery systems. Assets are depreciated over their estimated useful life or at the statutory rate provided (predominantly 7 years for equipment and 39 years for real estate).

       g. Income taxes

          MCI, MCREHI and Cadcom file a consolidated federal income tax return. As of February 28, 1997, MCI and Cadcom had approximately $400,000 in net operating loss carryforwards available and the USBL had a net operating loss carryforward of approximately $1,500,000. Both loss carryforwards are available through February 28, 2010, to offset future taxable income.

          Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance has been provided for the deferred tax asset resulting from the net operating loss carryforward.

       h. Estimates

          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

       i. Advertising costs

          Advertising costs are expensed as incurred, and were approximately $87,000 and $57,000 for the years ended February 28, 1997 and February 29, 1996, respectively.

       j. Earnings per share

          Earnings per common share were computed by dividing net earnings by the weighted average number of shares of common stock and common stock equivalents outstanding during the period. Options and warrants were excluded from the computation since they are anti-dilutive.

       k. Stock based compensation

     The Company applies APB Opinion No. 25 and related interpretations in accounting for stock-based compensation to employees. Stock compensation to non-employees is accounted for at fair value in accordance with FASB Statement No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123").

3.     Segment Information:

     The consolidated financial statements include the accounts of Meisenheimer Capital, Inc. and its three operating subsidiaries: Cadcom, Inc., Meisenheimer Capital Real Estate Holdings, Inc. and the United States Basketball League, Inc. The following summarizes the contribution to consolidated revenues and expenses by each company (after elimination of intercompany trans actions and minority interest).

       Year ended February 28, 1997:

                                        MCI           MCREHI      Cadcom               USBL         Total

       Revenues    $                12,000    $       8,925     $   795,634    $     561,569    $    1,378,128
       Operating expenses           90,157           15,305         667,389          591,144         1,363,995
       Operating profit (loss)     (78,157)          (6,380)        128,245          (29,575)           14,133
       Net income (loss)           (69,362)         (17,978)         96,217          (39,740)          (30,863)
       Identifiable assets         130,985          315,628         325,573          545,277         1,317,463

       Year ended February 29, 1996:

                                        MCI           MCREHI      Cadcom               USBL             Total

       Revenues    $            $     27,350      $    4,200  $   735,014        $   352,405    $    1,118,969
       Operating expenses             90,350          11,007      581,721            564,808         1,247,886
       Operating profit (loss)       (63,000)         (6,807)     153,293           (212,403)         (128,917)
       Net income (loss)             (69,234)        (25,655)     106,424           (172,256)         (160,721)
       Identifiable assets           107,021         325,632      449,420            512,761         1,394,834



4.     Inventories:

       Inventories consist of the following:

                                              February 28,           February 29,
                                                   1997                   1996
       Cadcom:
          Raw materials                      $     7,600            $   26,870
          Work in process                         21,000                    -
          Finished goods                          71,000                57,000
       USBL inventory                             17,000                 8,500
                                              -----------            ----------

                                             $   116,600            $   92,370
                                               ===========            ==========

5.     Property and Equipment:

       Property and equipment, at cost, consists of the following:
                                             February 28,           February 29,
                                                1997                   1996

       Land                               $     121,253          $     121,253
       Building                                 197,836                197,836
       Equipment                                728,777                737,443
       Transportation equipment                  52,090                 52,090
                                           -------------          -------------
                                              1,099,956              1,108,622
       Less accumulated depreciation            576,625                495,321
                                           -------------          -------------

                                           $     523,331          $     613,301
                                           =============          =============

6.     Goodwill:

       Goodwill  arising from the  acquisition of Cadcom is being amortized over
40 years and consisted of the following:
                                            February 28,           February 29,
                                              1997                   1996

       Excess of cost over net assets       $   32,625             $   32,625
       Less accumulated amortization             4,080                  3,264
                                              ----------             ----------

                                             $   28,545             $   29,361
                                             ==========             ==========

7.     Lease Commitments:

       Capital leases

       Cadcom leases certain manufacturing equipment under capital leases. The Company has capitalized manufacturing machinery in the amount of $365,100. Accumulated depreciation on this machinery at February 28, 1997 and February 29, 1996 was $228,615 and $174,021, respectively.

       The future minimum lease payments required under capital leases are:

                        Years Ending
                        February 28,

                            1998                   $   97,117
                            1999                       32,200
                                                     ----------
                                                      129,317
                    Less interest and taxes             8,754

                    Present value of net minimum
                     lease payments                 $  120,563
                                                     ==========

       Operating leases

       Cadcom rents its Milford, Connecticut facility under a non-cancellable operating lease from MCREHI. The minimum annual lease payments under this lease were $41,400. MCI and USBL leased office space in the same building on a month-to-month basis for $1,000 per month.
Accordingly, the rent charges have been eliminated in consolidation.

8.     Notes and Mortgage Payable:

       The Company had the following loan obligations outstanding:

                                                                February 28,           February 29,
                                                                    1997                   1996
       Mortgage, dated August 16, 1995 secured by a commercial
         building, interest at 7.98%, with monthly payments over
         20 years of approximately $1,000 per month.  The
         Company's president has guaranteed the mortgage.       $   107,560            $   113,735


       Term bank loans, secured by Company assets, with interest at annual rates of 8.25% and 10.25%, with approximate
         monthly payments of $3,300 per month.                           -                  25,900
                                                                   -----------            -----------

                                                                     107,560                139,635

       Less current portion                                            3,184                 29,065
                                                                   -----------            -----------


                                                                 $   104,376            $   110,570
                                                                  ===========            ===========

       Maturities of notes and mortgages are as follows:

                        Years Ending
                       February 28/29,

                            1998                     $    3,184
                            1999                          3,767
                            2000                          4,080
                            2001                          4,417
                         Thereafter                      92,112

                                                     $  107,560

9.     Related Party Transactions:

       Spectrum Associates, Spectrum Associates' parent company, Synercom, Inc. and MCI are entities controlled and operated by MCI's president and members of his immediate family. This group also owns a significant portion of the minority interest in the USBL. In addition, the capital leases (see Note 7) are payable to Spectrum Associates. Until February 28, 1992, Cadcom was a 100% owned subsidiary of Synercom, Inc. Synercom, Inc. sold its 100% interest in Cadcom to MCI. As part of this agreement MCI granted to Synercom a right of first refusal to purchase all of the Cadcom shares sold to MCI should MCI propose to transfer said shares to a third party. This right of first refusal is effective through February 28, 2002, and is collateralized by all of Cadcom's assets.

       Revenues recorded from related parties (mainly Spectrum Associates) approximated $942,000, or 68% and $823,000 or 56% of total revenues for the years ended February 28, 1997 and February 29, 1996, respectively.

       Substantially all of the notes due to shareholders carry an interest rate of 6% per year.

       Substantially all of Cadcom's sales are to Spectrum Associates and as of February 28, 1997 and 1996 all of the Company's accounts receivable are due from Spectrum Associates.

       MCI, through its subsidiary, MCREHI, purchased from Genvest, a partnership controlled by the Company's president and his immediate family, a commercial building in Milford, Connecticut for $320,000 during the fiscal year ended February 29, 1996.

10.    Non-Cash Transactions:

       The USBL entered into non-cash transactions during the fiscal year ended February 29, 1997 including:

     o The sale of 5 franchises for 2,000,000 negotiable advertising due bills from an independent cable television network. The USBL has valued these due bills at $250,000. The deferred charge on the balance sheet of $434,062, represents the unused amount of deferred advertising expense relating to advertising due bills. These advertising due bills can be traded for various goods and services and they can be assigned, sold or transferred. However, they are not recognized as currency in the United States although they can be traded as such. The credits will be amortized at the time the advertising is utilized. The total of 4,000,000 advertising due bills were recorded at a substantial discount from their face value. However, if the Company is unable to realize the recorded value of this asset a significant reduction in overall equity may result.

     o USBL issued warrants to purchase 30,000 shares of USBL common stock at $3.00 per share in exchange for consulting services. The value of these warrants, $9,000, has been recorded in accordance with FASB 123.


     o USBL sold a franchise in exchange for 300,000 negotiable Itex Barter Units. The USBL has valued these barter units at $50,000. The deferred charge on the balance sheet of $50,000 represents the unused amount of the deferred expenses relating to the barter units. These barter units can be traded for various goods and services and they can be assigned, sold or transferred. However, they are not recognized as currency in the United States, although they can be traded as such. The credits will be amortized at the time they are utilized. The 300,000 barter units were recorded at a substantial discount from their face value. If the Company is unable to realize the recorded value of this asset a reduction in overall equity may result.

  o  USBL sold a franchise to MCI in exchange for a promissory note of $100,000.

  o During the year USBL sold a franchise for $50,000 and 450,000 shares of USA Sports Group, Inc. common stock, valued at $4,500.

       The Company entered into the following non-cash transactions during the year ended February 29, 1996:

  o The sale of 5 franchises in fiscal 1996 for 2,000,000 negotiable advertising due bills from an independent cable television network. The USBL has valued these due bills at $250,000.

  o A long-term obligation of the USBL of approximately $117,000 was repaid by Spectrum Associates, a stockholder that is also controlled by the Meisenheimer group, in exchange for a note. This note was partially repaid with $35,000 in cash and USBL preferred stock valued at $20,000 in fiscal 1996. The remaining $56,536 of debt was forgiven by Spectrum Associates and has been reflected as additional paid-in capital.

  o Cadcom purchased $141,450 in equipment by incurring an additional capital lease payable of $141,450.

  o MCREHI acquired the commercial building in Milford, Connecticut by incurring a mortgage payable of $120,000 plus the issuance of 200,978 shares of MCI stock, which were valued at $169,990.

11.    Investment in Partnership:

       During fiscal year ended February 28, 1997, MCI acquired a 75% interest in a partnership which owns a USBL franchise. The interest was acquired from third parties and is valued at MCI's cost.

12.    Stock Options:

       During the fiscal year ended February 28, 1995, the Company granted its officers options to purchase 400,000 shares of common stock at $.25 per share. 100,000 of these options were exercised in June 1995, however, the shares have not been issued and, accordingly, a liability of $25,000 has been included in accrued expenses. The remaining 300,000 options expire February 28, 1998.

       The USBL issued 168,000 options to its officers as compensation. At the time of issuance, the value of the stock exceeded the exercise price. In accordance with APB No. 25, compensation expense is recorded and accordingly, additional paid in capital was increased by $71,000, the value of the options.

       As compensation for marketing services, the Company granted its advisor 12,500 options to purchase common stock at $4.50 per share, expiring August 1997 and 10,000 options to purchase common stock at $7.50 per share, expiring February 1998.

       As compensation for marketing services, relating to future equity offerings, the Company granted its advisor 25,000 options to purchase common stock at the market value on the date of the contract (February 1996) per share. These options are exercisable between July 1996 and July 1998. An additional 25,000 options, with similar terms, will be granted contingent upon successful future equity offerings.

13.    Concentration of Credit Risk:

       As of February 28, 1997, the Company maintained balances at a bank in excess of the federally insured amount.

14.    Stockholders' Equity:

     a. MCI issued 148,000 options to its officers as compensation, in accordance with APB No. 25 compensation expense is recorded and accordingly, additional paid in capital was increased by $21,000, the value of the options.

     b. During the fiscal year ended February 29, 1996, the USBL completed a private placement for 268,501 shares of stock, and had 22,500 shares issued under warrants. Since the shares were sold to minority shareholders, the effect on the consolidated financial statements was to increase consolidated additional paid-in capital by $1,051,957.


     c. MCI's majority owned subsidiary issued stock and recorded increased additional paid in capital of approximately $140,000. Approximately 65% of this increase is attributable to the majority shareholder and has been recorded as an increase in the consolidated financial statements.


     d. The USBL has acquired 5,000 shares of its own stock, valued at $7,757, in order to facilitate compensatory stock grants to employees. These shares are considered treasury and have been valued at cost.

15.    Savings Plan:

       The Company has an employee savings plan that qualifies as a deferred salary arrangement under Section 403(k) of the Internal Revenue Code. Under the Savings Plan, participating employees may defer a portion of their pretax earnings, up to the Internal Revenue Service annual contribution limit. Management has elected not to contribute discretionary employer matching.

16.    Commitment:

       Two officers of the Corporation have entered into employment agreements for a period of two years. For the first year, the combined monthly salary is to equal $2,400. The Board of Directors may withhold payment of the salaries if such payment would have an adverse impact on the Company's cash flow. In that event, the Company would issue to the officers 12,000 options to purchase the Company's common stock for each month the salary is not paid. In the second year of the agreements, the officers are to receive a combined monthly salary of $5,800. As in the first year, if the salaries are not paid, the Company will issue to the officers 14,000 options to purchase the Company's common stock for each month the salary is not paid. All options under these agreements would be exercisable at $1.00 per share.

       Two officers of the Company's USBL subsidiary have entered into employment agreements for a period of two years. For the first year, the combined monthly salary is to equal $2,800. The Board of Directors may withhold payment of the salaries if such payment would have an adverse impact on the USBL's cash flow. In the event, the USBL would issue to the officers 14,000 options to purchase the USBL's common stock for each month the salary is not paid. In the second year of the agreements, the officers are to receive a combined monthly salary of $6,600. As in the first year, if the salaries are not paid, the USBL will issue to the officers 14,000 options to purchase the USBL's common stock for each month the salary is not paid. All options under these agreements would be exercisable at $1.00 per share.

       The President of the Company received $4,000 in cash compensation and, in lieu of cash, options to purchase 120,000 shares of stock, value at $17,000 during the fiscal year ended February 28, 1997. 20,000 of these options were issued subsequent to year end.

       The Vice President of the Company received $800 in cash compensation and, in lieu of cash, options to purchase 48,000 shares of stock, valued at $4,000 during the fiscal year ended February 28, 1997. 8,000 of these options were issued subsequent to year end.

17.    Fair Value of Financial Instruments:

       The methods and assumptions used to estimate the fair value of the following classes of financial instruments were:

       Current Assets and Current Liabilities: The carrying amount of cash, current receivables and payables and certain other short-term financial instruments approximate their fair value.

       Prepaid Advertising and Barter Credits: The carrying amount of prepaid advertising credits approximate their fair value based upon the value of franchises exchanged for the advertising credits (see Note 10).

       Long-Term Liabilities: The carrying amounts of the capital lease obligations and the mortgage payable approximate their fair value.

       The carrying amount and the fair value of the Company's financial instruments at February 28, 1997 are as follows:
                                                       Carrying        Fair
                                                        Amount         Value

       Cash                                         $    11,371     $    11,371
       Investments                                       26,547          26,547
       Prepaid barter units                              50,000          50,000
       Prepaid advertising credits                      434,062         434,062
       Notes payable, stockholders                      516,858         516,858
       Mortgages payable                                107,560         107,560
       Capital lease obligation                         120,563         120,563

       The carrying amount and the fair value of the Company's financial instruments at February 29, 1996 are as follows:
                                                      Carrying        Fair
                                                       Amount         Value

       Cash                                        $   278,188    $   278,188
       Investments                                      47,597         47,597
       Prepaid barter units                            225,000        225,000
       Prepaid advertising credits                      25,900         25,900
       Notes payable, stockholders                     506,064        506,064
       Mortgages payable                               113,735        113,735
       Capital lease obligation                        203,741        203,741

18.    Contingencies:

       During the years ended February 28, 1997 and February 29, 1996, the Company has paid and accrued for several legal actions which have been brought against it. The net expense of $10,000 and $32,000, respectively are estimated based on inquiry of legal counsel.

19.    Income Taxes:

       The provision for income taxes consists of the following:

                                                                                              Years Ended
                                                                             February 28,           February 29,
                                                                                 1997                   1996
                                                                           ---------------       -----------
       Current:
         Federal                                                             $       -              $       -

         State and local                                                         10,039                 16,000
                                                                             ----------             ----------

                                                                                 10,039                 16,000
                                                                             ----------             ----------

       Deferred:
         Federal                                                                     -                      -

         State and local                                                             -                      -
                                                                             ----------             ---------

                                                                                     -                      -
                                                                             ----------             ---------


                                                                             $   10,039             $   16,000
                                                                             ==========             ==========


     The components of the net deferred taxes as of February 28, 1997 are as follows:

       Deferred tax assets:
         Net operating loss carryforward                    $    120,000
         Allowance for realization of assets                    (120,000)
                                                               ------------

                                                                $         -

       A reconciliation between the actual income tax expense and income taxes computed by applying the statutory federal income tax rate to income before taxes is as follows:

                                                                                         Years Ended
                                                                             February 28,           February 29,
                                                                                 1997                   1996
                                                                           ---------------       -----------

       Computed income tax (credit) at 34%                                   $   12,000            $    49,205

       Increase (decrease) in taxes resulting from:
         Addition to allowance for realization of
           deferred tax asset NOL carryforward                                  (12,000)               (49,205)

         State and local taxes                                                   10,039                 16,000
                                                                             ----------            -----------


                                                                             $   10,039            $    16,000
                                                                             ==========            ===========