Form 10QSB
period 1997-05-31
MEISENHEIMER CAPITAL INC
filed 1997-07-30
CIK 747574

SECURITIES AND EXCHANGE COMMISSION
                                               Washington D.C. 20549


                                                    FORM 10-QSB

                                    QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                                      OF THE SECURITIES EXCHANGE ACT OF 1934


  For the Three Months Ended                           Commission File Number
      May 31, 1997                                            0-21547


                                            MEISENHEIMER CAPITAL, INC.
                                                   46 Quirk Road
                                            Milford, Connecticut 06460
                                                 Tel: 203-877-9501


   Delaware                                          06-1101766
 (State of Incorporation)                (I.R.S. Employer Identification-No.)



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [xx] No




     At May 31, 1997, the latest practicable date, there were 4,477,084 shares of Common Stock outstanding, $.01 par value.



                                            MEISENHEIMER CAPITAL, INC.


                                                       INDEX

                                                                                                               PAGE

PART I.           FINANCIAL INFORMATION

         Item 1.           Unaudited Financial Statements:

                           Consolidated Balance Sheet - May 31, 1997............................................3

                           Consolidated Statement of Operations for the
                           Three Months Ended May 31, 1997 and 1996.............................................4

                           Consolidated Statement of Cash Flow for the
                           Three Months Ended May 31, 1997 and 1996.............................................5

                           Condensed Statement of Stockholders' Equity for the
                           Three Months Ended May 31, 1997 and 1996.............................................6

                           Notes to Consolidated Financial Statements...........................................7-8


         Item 2.           Management's Discussion and Analysis of
                           Financial Condition and Results of Operations........................................9


PART II.          OTHER INFORMATION.............................................................................10


                                Meisenheimer Capital, Inc. and Subsidiaries
                                        Consolidated Balance Sheet
                                                (Unaudited)
                                               May 31, 1997



Assets
Current Assets
Cash                                                             $23,871
Accounts receivable                                               73,843
Inventories                                                      113,217
Investments                                                       31,260
Other assets                                                      13,942

                                                                 256,133

Property and Equipment, Net                                       503,234
Goodwill, Net                                                      28,341
Prepaid Barter Units                                               50,000
Prepaid Advertising Credits                                       434,062
Investment in Partnership                                          30,125
                                                               $1,301,895



Liabilities and Stockholders' Equity
Liabilities
Current Liabilities
Accounts payable and accrued expenses                             $229,703
Mortgage payable - current portion                                   3,449
Capital lease obligations - current portion                         79,166
Notes payable - shareholders                                       513,451

                                                                    825,769

Capital Lease Obligation, net of current amount                      18,922

Mortgage Payable, net of current amount                             103,147


Minority Interest                                                    69,000


Stockholders' Equity
Common stock, $.01 par value, 10,000,000 shares
  authorized; 4,477,084 shares issued and
  outstanding                         .                               44,771
Additional paid-in-capital                                         3,367,008
Unrealized loss on available for sale
  investments                                                        (58,285)
Deficit                                                           (3,068,437)
                                                                     285,057


                                                                   $1,301,895

                  Meisenheimer Capital, Inc. and Subsidiaries
                      Consolidated Statement of Operations
                                   (Unaudited)



                                       Three Months            Three Months
                                              Ended                  Ended
                                             5/31/97                5/31/96
Revenues

Net Sales                                       $196,134              $191,057
Franchise fees and related revenues              132,086               283,958
                                                 328,220               475,015


Operating Expenses

Cost of goods sold                               155,221               145,181
Selling, general and team expenses               220,215               220,646

                                                 375,436                365,827

Income (loss) from operations                    (47,216)               109,188


Other Income (Expense)
Interest expense                                (6,227)                (10,531)
Interest income                                    160                   1,289
Other income                                     7,184                   7,933

                                                 1,117                  (1,309)


Minority Interest                             (30,000)                  39,000

Income Tax Provision                            1,500                    2,400

Net Income (Loss)                            ($17,599)                 $66,479


Earnings Per Share                              ($0.00)                   $0.01


Weighted Average Shares Outstanding           4,477,084               5,005,384

                                Meisenheimer Capital, Inc. and Subsidiaries
                                    Consolidated Statement of Cash Flow
                                                (Unaudited)



                                               Three Months       Three Months
                                               Ended              Ended
                                               5/31/97           5/31/96

Cash Flows From Operations
Net income (loss)                                ($17,599)            $66,479
Adjustments to reconcile net income (loss)
  to net cash provided (used) by operations:
  Minority interest                                (30,000)             39,000
    Loss on partnership investment                   9,375
    Prepaid advertising credits                                       (250,000)
    Depreciation and amortization                    20,301             21,421
    (Increase) decrease in assets:
      Accounts receivable                             3,569             14,233
      Inventories                                     3,383           (10,256)
      Other                                          (3,847)           (21,297)
    (Decrease) increase in liabilities:
      Accounts payable and accrued expense          55,084             75,160
   Net cash (used in) provided by operations        40,266            (65,260)


Cash Flows From Investing Activities
Purchase of property and equipment
Purchase of investments                                (920)           (20,100)
Proceeds from sales of investments                        0              3,375
   Net cash (used in) provided by investing activities  920)           (16,725)


Cash Flows From Financing Activities
Payments on notes payable                                  0           (12,100)
Payments on mortgage payable                            (964)           (3,790)
Payment on bridge loan payable
Payments on capital lease obligation                 (22,475)           (20,492)
Advances to (payments from) shareholders, net         (3,407)          (107,199)
   Net cash (used in) provided by financing
activities                                           (26,846)          (143,581)


Net Increase (Decrease) in Cash                        12,500          (225,566)

Cash, beginning of period                              11,371           278,188


Cash, end of period                                    $23,871          $52,622


Supplemental Disclosures

Interest paid                                            $4,413         $10,531


Taxes paid                                                    $0             $0

                                Meisenheimer Capital, Inc. and Subsidiaries
                              Consolidated Statement of Stockholders' Equity
                                                (Unaudited)
                                 Three Months Ended May 31, 1997 and 1996



                                                                              Additional
              May 31, 1996                           Common Stock               Paid-in
                                            ------------------------------
                                                Shares          Amount          Capital         Deficit

Balance, March 1, 1996                            4,469,528        $44,695        $3,236,908    ($3,019,975)
Issuance of shares in connection
  with warrant exercise                               1,500             15             3,360



Net income                                                                                            66,479

Balance, May 31, 1996                             4,471,028        $44,710        $3,240,268    ($2,953,496)
                                            =============== ============== =================================



              May 31, 1997


Balance, March 1, 1997                            4,477,084        $44,771        $3,367,008    ($3,050,838)


Net (loss)                                                                                          (17,599)

Balance, May 31, 1997                             4,477,084        $44,771        $3,367,008    ($3,068,437)
                                            =============== ============== =================================

                                    Meisenheimer Capital, Inc. and Subsidiaries
                                    Notes to Consolidated Financial Statements
                                          Three Months Ended May 31, 1997


Note 1            Basis of Presentation

     The interim financial statements furnished reflect all adjustments which, in the opinion of management, are necessary to present a fair presentation of the financial position, cash flows and results of operations for the three month period ended May 31, 1997 and 1996. The financial statements should be read in conjunction with the summary of significant accounting policies and notes to financial statements included in the Company's form 10 - KSB for the fiscal year ended February 28, 1997. The results of operations for the three months ended May 31, 1997 and 1996 are not necessarily indicative of the results to be expected for the year.

Note 2            Principles of Consolidation

     The accompanying consolidated financial statements include the accounts of Meisenheimer Capital, Inc. (MCI) and its subsidiaries Cadcom, Inc. (Cadcom), Meisenheimer Capital Real Estate Holdings, Inc. (MCREHI), and the United States Basketball League, Inc. (USBL) (collectively the Company). All subsidiaries, except the USBL, are 100% owned by MCI. The USBL is a 61.55% owned subsidiary. All intercompany accounts and balances have been eliminated.

Note 3            Investment in Marketable Securities

     The Company has adopted FASB statement number 115, Accounting for Certain Investments in Debt and Equity Securities. This statement requires that investments in debt and equity securities be designated as trading, held to maturity, or available for sale. Management considers the Company's marketable securities to be available for sale. Available for sale securities are reported at approximate market value.

Note 4            Inventories

     As of May 31, 1997, inventories have been estimated (based upon gross profit method for manufacturing inventories and upon inventory records for USBL inventory).
Inventories consisted of the following as of May 31, 1997:


Raw materials                                  $    7,500
Work in process                                    20,900
Finished goods                                     68,817

Manufacturing inventory                            97,217

USBL inventory                                     16,000

Total                                            $113,217
                                            =============

                                    Meisenheimer Capital, Inc. and Subsidiaries
                                    Notes to Consolidated Financial Statements
                                          Three Months Ended May 31, 1997


Note 5            Earnings Per Share

     Earnings per share were computed by dividing net earnings by the weighted number of shares of common and common stock equivalents outstanding during the period. Options and warrants were excluded from the May 31, 1997 computation since they are antidilutive.

Note 6            Related Party Transactions

     Spectrum Associates, Spectrum's parent company Synercom, Inc. and MCI are entities controlled by MCI's president and members of his immediate family. This group also owns a significant portion of the minority interest in the USBL. In addition the capital leases are payable to Spectrum Associates. Until February 28, 1992, Cadcom was a 100% subsidiary of Synercom, Inc. Synercom sold its 100% interest in Cadcom to MCI. As part of this agreement, MCI granted Synercom a right of first refusal to purchase all of the shares of Cadcom should MCI purpose to transfer said shares to a third party. This right of first refusal is effective through February 28, 2002, and is collateralized by all of Cadcom's assets.


     Revenues  recorded  from  related  parties,   mainly  Spectrum  Associates,
approximated $236,000 or 72% of total revenue for the three month period ended May 31, 1997.

Note 7            Income Taxes

     Effective December 1, 1993, the Company has adopted FASB Statement number 109, Accounting for Income Taxes, which requires a liability approach to financial accounting and reporting for income taxes.


     As of May 31, 1997, the Company had available approximately $168,000 in net operating losses available as an offset to future taxable income. A deferred tax asset has been reduced to zero by an allowance for realization of assets.

Note 8            Mortgage and Notes Payable

     On August 16, 1995 the Company gave a mortgage to a bank as collateral for a 20 year term loan of $120,000 on a commercial building that the Company acquired. Monthly payments of approximately $1,000, including interest at 7.98%
 .
Note 9            Lease Commitments

     Cadcom leases certain manufacturing equipment under capital leases. The Company has capitalized manufacturing equipment in the amount of $365,100. Future minimum lease payments, net of interest and taxes are $98,088 as of May 31, 1997.


     Cadcom and the USBL lease space in a building owned by MCREHI. All rent charges, and income, from these intercompany dealings have been eliminated in consolidation.
                                                         7

                   Meisenheimer Capital, Inc. and Subsidiaries
                 Management Discussion and Analysis of Financial
                       Condition and Results of Operations


Results of Operations

     Revenues for the three month period ended May 31, 1997 totaled approximately $328,000. This represented a 31% decrease from the corresponding period ended May 31, 1996. This decrease was due, mainly, to the fall of USBL revenues by approximately $152,000. However, in the three month period ended May 31, 1996, USBL revenues included $250,000 in initial franchise fees collected in a noncash transaction for advertising credits. Accordingly, Cash collections from USBL activities increased by approximately $98,000. Machined parts sales by the Company's Cadcom subsidiary increased slightly in the current quarter (from the same quarter last year) by over $5,000.


     Gross profit from machined parts amounted to $40,913 for the three months ended May 31, 1997 (21% of sales) compared to $45,876 (24% of sales) in the corresponding period in the prior year. The decrease in gross margin is principally attributable to a small increase in manufacturing overhead.


     Selling, general and team expenses approximated $220,000 for both the three month period ending May 31, 1997 and May 31, 1996. Expenses remained consistent for both periods.


     Interest expense, net of interest income, decreased by approximately $3,000 for the three month period ended May 31, 1997 as compared to the comparable period in 1996. This reflects decreases in debt obligations and lower investment balances.


     Consolidated net income decreased from May 31, 1996 from a net income of $66,479 to a loss of $17,599 (a $84,078 decrease). Almost all of this decrease is attributable to the drop in USBL revenues.


Liquidity and Capital Resources

The Company had a net working capital deficit of $(569,636) at May 31, 1997.

     The Company's statement of cash flows reflects an overall increase in cash of $12,500 for the three month period ended May 31, 1997. Cash flows from operations increased approximately $105,000 from the three month period ended May 31, 1996.


     The Company is making efforts to revitalize the USBL by seeking additional equity capital and making new USBL franchisees. In addition, the Company is seeking to expand its machine shop business (Cadcom) by finding new customers for its services. The Company also hopes to increase exposure to the USBL to new potential fans and franchise owners by airing additional games on cable television. However, there can be no assurance that the Company will be successful in these efforts.

PART II.          OTHER INFORMATION


Item 1            Legal Proceedings

                           None

Item 2            Changes in Securities

                           None

Item 3            Defaults on Senior Securities

                           None

Item 4            Submission of Matters to a Vote of Shareholders

     During the three months ended May 31, 1997, there were no matters submitted to a vote of security holders through the solicitation of proxies or otherwise.


Item 5            Other Information

                           None

Item 6            Exhibits and Reports on Form 8-K

                           There were no reports filed on Form 8-K.


     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              MEISENHEIMER CAPITAL, INC.
                                                           (Registrant)

                                                /s/  Daniel T. Meisenheimer
                                                  Daniel T. Meisenheimer III
                                                     Chairman and President

                                                /s/  Richard C. Meisenheimer
                                                  Richard C. Meisenheimer
                                         Vice President, Secretary and Director

Date:   July 30, 1997



H:\USERS\WENDY\WP\BLUMBERG\USBL\MCI10QSB.597