Form 10QSB
period 1997-08-31
MEISENHEIMER CAPITAL INC
filed 1997-10-20
CIK 747574

SECURITIES AND EXCHANGE COMMISSION
                                               Washington D.C. 20549


                                                    FORM 10-QSB

                                    QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                                      OF THE SECURITIES EXCHANGE ACT OF 1934


        For the Six Months Ended                       Commission File Number
          August 31, 1997                                        0-21547


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



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [root] No




     At August 31, 1997, the latest practicable date, there were 4,477,084 shares of Common Stock outstanding, $.01 par value.

                                          MEISENHEIMER CAPITAL, INC.


                                                       INDEX

                                                                   PAGE

PART I.           FINANCIAL INFORMATION

Item 1.           Unaudited Financial Statements:

Consolidated Balance Sheet - August 31, 1997..........................3

Consolidated Statement of Operations for the
       Three Months and Six Months Ended
        August 31, 1997 and 1996......................................4

Consolidated Statement of Cash Flow for the
        Six Months Ended May 31, 1997.................................5

        Condensed Statement of Stockholders' Equity for the
        Six Months Ended May 31, 1997.................................6

Notes to Consolidated Financial Statements............................7-8


Item 2.      Management's Discussion and Analysis of
             Financial Condition and Results of Operations............9


PART II.    OTHER INFORMATION........................................10

                                                         2

                                Meisenheimer Capital, Inc. and Subsidiaries
                                        Consolidated Balance Sheet
                                                (Unaudited)
                                              August 31, 1997



Assets


Current :
Cash                                                              $13,102
Accounts receivable                                                59,010
Inventories                                                       119,591
Investments                                                        30,034
Other assets                                                       18,437
                                                             ------------------
                                                                  240,174

Property and Equipment, Net                                       488,389
Goodwill, Net                                                      28,137
Prepaid Barter Units                                               50,000
Prepaid Advertising Credits                                       657,812
Investment in Partnership                                          20,750
                                                               $1,485,262
                                                            ==================


Liabilities and Stockholders' Equity
Liabilities:
Current:
Accounts payable and accrued expenses                           $258,076
Mortgage payable - current portion                                 3,449
Capital lease obligations - current portion                       53,725
Notes payable - bank credit line                                  25,000
                          - shareholders                         562,357
                                                                $902,607


Mortgage Payable, net of current portion                        102,330

Minority Interest                                                95,000

                                                             $1,099,937
                                                           ------------------
Stockholders' Equity
Common stock, $.01 par value, 10,000,000 shares
  authorized; 4,477,084 shares issued and
  outstanding                                                    44,771
Additional paid-in-capital                                    3,367,008
Unrealized loss on available for sale
  investments                                                   (58,511)
Retained Earnings (deficit)                                  (2,966,943)
                                                                385,325
                                                            ------------------

TOTAL LIABILITIES and STOCKHOLDERS' EQUITY                   $1,485,262
                                                             ==================


                                                    3
                              Meisenheimer Capital, Inc. and Subsidiaries
                             Comparative Consolidated Statement of Operations
                                       For Periods Ending August 31
                                               (Unaudited)




               Three Months      Three Months     Six  Months       Six Months
                  Ended            Ended            Ended             Ended
                 8/31/97         8/31/96           8/31/97           8/31/96

Revenues

Net Sales       $ 190,042    $ 196,021             386,176          $ 387,078
Franchise fees
and related
revenues          325,481      114,166             457,567             398,124
           $      515,523    $ 310,187          $  843,743          $  785,202

Operating Expenses

Cost of
goods sold  $     130,634    $ 140,091           $ 285,855          $  285,272
Selling, general
and team
expenses          245,571      306,972             465,786             527,618


            $     376,205    $ 447,063           $ 751.641          $  812,890

Income (loss)
from operations   139,318     (136,876)             92,102            (27,688)

Other Income
(Expense)        (10,074)        5,353             (8,957)              4,044

Minority Interest(26,000)       38,000              4,000              (1,000)

Income Tax
Provision         (1,750)       (3,425)            (3,250)             (5,825)



Net Income
(Loss)          $101,494     ($96,948)            $83,895             (30,469)

Earnings Per
Share              $0.02       ($0.02)              $0.02              ($0.01)

Weighted
Average
Shares
Outstanding    5,012,690    5,005,384           5,012,690            5,005,384

                               Meisenheimer Capital, Inc. and Subsidiaries
                                   Consolidated Statement of Cash Flow
                                               (Unaudited)



                                                              Six Months
                                                                 Ended
                                                                8/31/97

Cash Flows From Operations
Net income                                                 $         83,895
Adjustments to reconcile net income
  to net cash provided (used) by operations:

    Minority interest                                                (4,000)
    Loss on partnership investment                                   18,750
    Prepaid advertising credits                                    (223,750)
    Depreciation and amortization                                    35,350
    (Increase) decrease in assets:
      Accounts receivable                                            18,402
      Inventories                                                    (2,991)
      Other                                                          (8,342)
    (Decrease) increase in liabilities:
      Accounts payable and accrued expense                           83,457
   Net cash provided by operations                         $            771
                                                           -----------------

Cash Flows From Investing Activities
Purchase of investments                                               (920)
   Net cash used by investing activities                   $          (920)
                                                           -----------------

Cash Flows From Financing Activities
Payments on notes payable                                  $        (1,781)
Advances on credit line                                             25,000
Payments on capital lease obligations                              (66,838)
Advances from shareholders, net                                    (45,499)
   Net cash provided by financing activities               $         1,880
                                                           -----------------

Net Increase in Cash                                       $         1,731

Cash- March 1, 1997                                                 11,371
                                                           -----------------

Cash- August 31, 1997                                              $13,102
                                                           =================

                               Meisenheimer Capital, Inc. and Subsidiaries
                              Consolidated Statement of Stockholders' Equity
                                                (Unaudited)
                                 Six Months Ended August 31, 1997 and 1996



                                              Additional
August 31, 1996               Common Stock       Paid-in
                           -----------------
                           Shares      Amount   Capital         Deficit

Balance, March 1, 1996   4,469,528    $44,695  $3,236,908    ($3,019,975)
Issuance of shares with
   warrant exercise        535,856         35       3,360



Net loss                                                         (30,469)

Balance,
August 31, 1996          5,005,384     $44,730  $3,240,268   ($3,050,444)
                      =============== =========== =======  ================



 August 31, 1997


Balance,
 March 1, 1997          4,477,084      $44,771    $3,367,008  ($3,050,838)


Net income                                                         83,895

Balance,
May 31, 1997            4,477,084      $44,771    $3,367,008  ($2,966,943))
                    =============== ============== ==========  ================

Meisenheimer Capital, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Six Months Ended August 31, 1997





Note 1 Basis of Presentation

     The interim financial statements furnished reflect all adjustments which, in the opinion of management, are necessary to present a fair presentation of the financial position at August 31, 1997 and cash flows and results of operations for the six month period ended August 31, 1997 and 1996. The financial statements should be read in conjunction with the summary of significant accounting policies and notes to financial statements included in the Company's form 10 - KSB for the fiscal year ended February 28, 1997. The results of operations for the six months ended August 31, 1997 and 1996 are not necessarily indicative of the results to be expected for the year.



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


Note 4 Inventories

     As of August 31, 1997, inventories have been estimated (based upon gross profit method for manufacturing inventories and upon perpetual inventory records for USBL inventory).


Inventories consisted of the following as of August 31, 1997:

Raw materials                        7,992
Work in process                     22,272
Finished goods                      73,327

Manufacturing inventory           $103,591

USBL inventory                      16,000
         Total                    $119,591

Note 5 Earnings Per Share

     Earnings per share were computed by dividing net earnings by the weighted number of shares of common and common stock equivalents outstanding during the period.
                                                    7

Meisenheimer Capital, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Six Months Ended August 31, 1997




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




     Revenues  recorded  from  related  parties,   mainly  Spectrum  Associates,
approximated $230,000 or 27% of total revenue for the six month period ended August 31, 1997.


Note 7 Income Taxes

     Effective December 1, 1993, the Company has adopted FASB Statement number 109, Accounting for Income Taxes, which requires a liability approach to financial accounting and reporting for income taxes.


     As of August 31, 1997, the Company had available approximately $88,100 in net operating losses available as an offset to future taxable income. A deferred tax asset has been reduced to zero by an allowance for realization of assets.


Note 8 Mortgage and Notes Payable

     On August 16, 1995 the Company gave a mortgage to a bank as collateral for a 20 year term loan of $120,000 on a commercial building that the Company acquired. Monthly payments of approximately $1,000, including interest at 7.98%. On August 12, 1997, the company negotiated a $25,000 credit line with Fleet Bank at a rate of prime plus 1.5%. The company used the proceeds to retired a capital lease obligation.


Note 9 Lease Commitments

     Cadcom leases certain manufacturing equipment under capital leases. The Company has capitalized manufacturing equipment in the amount of $365,100. Future minimum lease payments, net of interest and taxes are $53,725 as of August 31, 1997.


     Cadcom and the USBL lease space in a building owned by MCREHI. All rent charges, and income, from these intercompany dealings have been eliminated in consolidation.

Meisenheimer Capital, Inc. and Subsidiaries
Management Discussion and Analysis of Financial
Condition and Results of Operations




Results of Operations

     Revenues for the six month period ended August 31, 1997, totaled approximately $843,743. This represented a 7% increase from the corresponding period ended August 31, 1996. This increase was due, mainly, to the increase of USBL revenues by approximately $60,000. However, in the six month period ended August 31, 1997, USBL revenues included $250,000 in initial franchise fees collected in a noncash transaction for advertising credits. Accordingly, collections from USBL activities decreased by approximately $195,000 due to the lack of new franchises. Machined parts sales by the Company's Cadcom subsidiary remained the same as in prior year period.


     Gross profit from machined parts amounted to $100,321 for the six months ended August 31, 1997, (26% of sales) compared to $101 806 (26% of sales) in the corresponding period in the prior year.

     Selling, general and team expenses approximated $62,000 less than the same six month period last year. The decrease is mainly attributed to USBL's decrease in advertising and team expenses.


     Interest expense, net of interest income, decreased by approximately $3,000 for the six month period ended August 31, 1997, as compared to the comparable period in 1996. This reflects decreases in debt obligations and lower investment balances.


     Consolidated net income increased from the six month periods ending August 31, 1996, from a net loss of $(30,469) to same six month period ending August 31, 1997, of a net of $83,895.


Liquidity and Capital Resources

The Company had a net working capital deficit of $(662,433) at August 31, 1997.



     The Company's statement of cash flows reflects an overall increase in cash of $1,731 for the six month period ended August 31, 1997.


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

                           None

Item 3   Defaults on Senior Securities

                           None

Item 4   Submission of Matters to a Vote of Shareholders

     During the six months ended August 31, 1997, there were no matters submitted to a vote of security holders through the solicitation of proxies or otherwise.


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

Date:   October 20, 1997



H:\USERS\TMARBLEY\MCI10QSB.597