Form 10-Q
period 1997-11-30
MEISENHEIMER CAPITAL INC
filed 1998-01-21
CIK 747574

SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549


                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Nine Months Ended                          Commission File Number
    November 30, 1997                                      0-21547


                           MEISENHEIMER CAPITAL, INC.
                                  46 Quirk Road
                           Milford, Connecticut 06460
                                Tel: 203-877-9501


        Delaware                                        06-1101766
(State of Incorporation)                   (I.R.S. Employer Identification No.)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days.    Yes X
                                      No




As of November 17, 1997, the latest practicable date, there were 4,477,084 shares of Common Stock outstanding, $.01 par value.

                           MEISENHEIMER CAPITAL, INC.


                                      INDEX

                                                                           PAGE

PART I.   FINANCIAL INFORMATION

     Item 1.   Unaudited Financial Statements:

               Consolidated Balance Sheet - November 30, 1997.................3

               Consolidated Statement of Operations for the
               Three Months and Nine Months Ended
               November 30, 1997 and 1996.....................................4

               Consolidated Statement of Cash Flow for the
               Nine Months Ended November 30, 1997............................5

               Condensed Statement of Stockholders' Equity for the
               Nine Months Ended November 30, 1997............................6

               Notes to Consolidated Financial Statements....................7-8


     Item 2.   Management's Discussion and Analysis of
               Financial Condition and Results of Operations..................9


PART II.  OTHER INFORMATION..................................................10


                   Meisenheimer Capital, Inc. and Subsidiaries
                           Consolidated Balance Sheet
                             As of November 30, 1997
                                   (Unaudited)

                            ASSETS
Current:
  Cash                                                               $        8,984
  Accounts receivable                                                       186,887
  Inventories                                                               144,476
  Investments                                                                28,204
  Other current assets                                                       11,462
                                                                  -----------------
                                                                                          $     380,013
Property and Equipment, Net                                                                     468,874
Goodwill, Net                                                                                    27,933
Prepaid Barter Units                                                                             50,000
Prepaid Advertising Credits                                                                     657,812
Investment in Partnership                                                                        11,375
                                                                                       ----------------

TOTAL ASSETS                                                                               $  1,596,007
                                                                                       ================

             LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
  Current:
    Accounts payable and accrued Expenses                             $     271,764
    Mortgage payable - current portion                                        3,449
    Capital lease obligations - current portion                              46,290
    Notes payable - bank credit line                                         25,000
                            - shareholders                                  597,407
                                                                  -----------------
                                                                                          $     943,910

  Mortgage Payable, net of current portion                                                      101,426

  Minority Interest                                                                             130,000
                                                                                       ----------------
                                                                                           $  1,175,336
                                                                                       ----------------
Stockholders' Equity:
  Common stock, $.01 par value; 10,000,000
     shares authorized; 4,477,084 shares
     issued and outstanding..................                         $      44,771
  Additional paid-in capital                                              3,367,008
  Unrealized loss on available for sale
     investments.................................                           (61,341)
  Retained Earnings (deficit)                                            (2,929,767)
                                                                   -----------------
                                                                                          $     420,671
                                                                                       ----------------

TOTAL LIABILITIES and STOCKHOLDERS' EQUITY                                                 $  1,596,007
                                                                                       ================

                                        3


                   Meisenheimer Capital, Inc. and Subsidiaries
                Comparative Consolidated Statement of Operations
                         For Periods Ending November 30
                                   (Unaudited)

--------------------------------------------- ------------------ ------------------ ------------------ -----------------


                                                 Three Months       Three Months       Nine Months        Nine Months
                                                   Ended              Ended              Ended               Ended
                                                  11/30/97           11/30/96          11/30/97            11/30/96
                                              ------------------ ------------------ ------------------ -----------------
Revenues


Net Sales                                            $ 191,091         $  197,684       $   577,267          $   584,762

Franchise fees and related revenues                    294,536             83,853           752,103              481,977


                                                     $ 485,627         $  281,537        $1,329,370           $1,066,739
                                              ----------------   ----------------   ---------------    -----------------

Operating Expenses


Cost of goods sold                                   $ 135,835         $  132,164       $   421,690          $   417,436

Selling, general and team expenses                     262,728            114,908           728,514              642,526


                                                     $ 398,563         $  247,072        $1,150,204           $1,059,962

Income (loss) from operations                           87,064             34,465           179,166                6,777

                                              ----------------   ----------------   ---------------    -----------------

Other Income (Expense)                                (16,315)           (13,169)          (25,272)              (9,125)


Minority Interest                                     (35,000)           (10,000)          (31,000)             (11,000)


Income Tax Provision                                     1,427            (5,000)           (1,823)             (10,825)


Net Income (Loss)                                      $37,176             $6,296          $121,071            ($24,173)

                                              ================   ================   ===============    =================

Earnings Per Share                                       $0.01              $0.00             $0.02                $0.00

                                              ================   ================   ===============    =================

Weighted Average Shares Outstanding                  5,012,690          5,005,384         5,012,690            5,005,384

                                              ================   ================   ===============    =================



                   Meisenheimer Capital, Inc. and Subsidiaries
                      Consolidated Statement of Cash Flows
                                   (Unaudited)

-----------------------------------------------------------------------------

                                                                Nine Months
                                                                   Ended
                                                                  11/30/97
                                                             ------------------

Cash Flows from Operations:
  Net income                                                  $      121,071
  Adjustments to reconcile net income to net cash
    provided (used) by operations:
      Minority interest                                               31,000
      Loss on partnership investment                                  28,125
      Prepaid advertising credits                                   (223,750)
      Depreciation and amortization                                   57,039
      (Increase) decrease in assets:
        Accounts receivable                                         (109,475)
        Inventories                                                  (27,876)
        Other                                                         (3,336)
      (Decrease) increase in liabilities:
        Accounts payable and accrued expenses                         97,144
Net cash provided by operations                               $      (30,058)
                                                             ------------------

Cash Flows from Investing Activities:

  Purchase of investments                                               (920)

Net cash used by investing activities                       $           (920)
                                                            -------------------

Cash Flows from Financing Activities:
  Payments on notes payable                                 $         (2,685)
  Advances on credit line                                             25,000
  Payments on capital lease obligations                              (74,273)
  Advances from shareholders, net                                     80,549
Net cash provided by financing activities                    $        28,591
                                                             ------------------

Net Increase in Cash                                         $        (2,387)
                                                             ------------------

  Cash - March 1, 1997                                                11,371
                                                             ------------------

Cash - November 30, 1997                                     $          8,984
                                                             ==================


                   Meisenheimer Capital, Inc. and Subsidiaries
                 Consolidated Statement of Stockholders' Equity
                For Nine Months Ending November 30, 1997 and 1996
                                   (Unaudited)

------------------------------------------------------------------------------------------------------------------------------------

                                                         Common Stock                       Additional
                                                                                             Paid-in                  Deficit
                                                 Shares                Amount                Capital
                                           ----------------------------------------    --------------------     --------------------

             NOVEMBER 30, 1996

Balance, March 1, 1996                              4,469,528      $         44,695        $      3,236,908       $      (3,019,975)

  Issuance of shares with warrant
    exercise.............................               1,500                    15                   3,360

  Issuance of shares by subsidiary to
  minority holders..........................                                                         60,000

   Net Loss                                                                                                                 (24,173)
                                           ------------------    ------------------    --------------------     --------------------

Balance, November 30, 1996                          4,471,028      $         44,710        $      3,300,268       $      (3,044,148)
                                           ==================    ==================    ====================     ====================



             NOVEMBER 30, 1997

Balance, March 1, 1997                              4,477,084      $         44,771        $      3,367,008       $      (3,050,838)

  Net income                                                                                                                121,071
                                           ------------------    ------------------    --------------------     --------------------

Balance, November 30, 1997                          4,477,084      $         44,771        $      3,367,008       $      (2,929,767)
                                           ==================    ==================    ====================     ====================

Meisenheimer Capital, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Nine Months Ended November 30, 1997



Note 1 Basis of Presentation

The interim financial statements furnished reflect all adjustments which, in the opinion of management, are necessary to present a fair presentation of the financial position at November 30, 1997 and cash flows and results of operations for the nine month period ended November 30, 1997 and 1996. The financial statements should be read in conjunction with the summary of significant accounting policies and notes to financial statements included in the Company's form 10 - KSB for the fiscal year ended February 28, 1997. The results of operations for the nine months ended November 30, 1997 and 1996 are not necessarily indicative of the results to be expected for the year.


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


Note 4 Inventories

As of November 30, 1997, inventories have been estimated (based upon gross profit method for manufacturing inventories and upon perpetual inventory records for USBL inventory).

Inventories consisted of the following as of November 30, 1997:

Raw materials                        7,542
Work in process                     21,814
Finished goods                      86,620
                                    ------

Manufacturing inventory           $115,976

USBL inventory                      28,500
         Total                    $144,476

Meisenheimer Capital, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Nine Months Ended November 30, 1997


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

Revenues recorded from related parties, mainly Spectrum Associates, approximated $575,000 or 43% of total revenue for the nine month period ended November 30, 1997.


Note 7 Income Taxes

Effective December 1, 1993, the Company has adopted FASB Statement number 109, Accounting for Income Taxes, which requires a liability approach to financial accounting and reporting for income taxes.

As of November 30, 1997, the Company had available approximately $142,763 in net operating losses available as an offset to future taxable income. A deferred tax asset has been reduced to zero by an allowance for realization of assets.


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


Note 9 Lease Commitments

Cadcom leases certain manufacturing equipment under capital leases. The Company has capitalized manufacturing equipment in the amount of $365,100. Future minimum lease payments, net of interest and taxes are $46,290 as of November 30, 1997.

Cadcom and the USBL lease space in a building owned by MCREHI. All rent charges,
and  income,   from  these   intercompany   dealings  have  been  eliminated  in
consolidation.

Meisenheimer Capital, Inc. and Subsidiaries
Management Discussion and Analysis of Financial
Condition and Results of Operations


Results of Operations

Revenues for the nine month period ended November 30, 1997, totaled $1,329,370. This represented a 25% increase from the corresponding period ended November 30, 1996. This increase was due, mainly, to the increase of USBL revenues by approximately $270,000, including $250,000 in initial franchise fees collected in a noncash transaction for advertising credits. Machined parts sales by the Company's Cadcom subsidiary remained substantially, the same as in prior year period.

Gross profit from machined parts amounted to $155,577 for the nine months ended November 30, 1997, (27% of sales) compared to $167,326 (29% of sales) in the corresponding period in the prior year.

Selling, general and team expenses were $85,988 more than the same nine month period last year. The increase is mainly attributed to USBL's increase in advertising and team expenses.

Interest expense, net of interest income, decreased by approximately $13,000 for the nine month period ended November 30, 1997, as compared to the comparable period in 1996. This reflects decreases in debt obligations and lower investment balances.

Consolidated net income increased from the nine month periods ending November 30, 1996, from a net loss of $(24,173) to the same nine month period ending November 30, 1997, of a net income of $121,071.


Liquidity and Capital Resources

The Company had a net working capital deficit of $(563,897) at November 30, 1997.

The Company's statement of cash flows reflects an overall decrease in cash of $(2,387) for the nine month period ended November 30, 1997.

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

                           None

Item 3            Defaults on Senior Securities

                           None

Item 4            Submission of Matters to a Vote of Shareholders

                           During the nine months ended November 30, 1997, there
                  were no matters submitted to a vote of security holders through the solicitation of proxies or otherwise.

Item 5            Other Information

                           None

Item 6            Exhibits and Reports on Form 8-K

                           There were no reports filed on Form 8-K.

                                   SIGNATURES



         Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      MEISENHEIMER CAPITAL, INC.
                                      (Registrant)

                                      /s/
                                      Daniel T. Meisenheimer III
                                         Chairman and President

                                      /s/
                                      Richard C. Meisenheimer
                                         Vice President, Secretary and Director

Date:   January 20, 1998