Form 10KSB
period 1998-02-28
MEISENHEIMER CAPITAL INC
filed 1998-06-12
CIK 747574

SECURITIES AND EXCHANGE COMMISSION
                             450 FIFTH STREET, N.W.
                             WASHINGTON, D.C. 20549

                                   Form 10-KSB


                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   [ X ] Annual Report Pursuant to Section 13
                 or 15(d) of The Securities Exchange Act of 1934
                   For the fiscal year ended February 28, 1998
                                       or
           [ ] Transitional Report Pursuant to Section 13 or 15(d) of
                       The Securities Exchange Act of 1934
                   For the transition period from      to

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [ X ]

     State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing.

                                   $521,536.75

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

         The number of shares of the registrant's Common Stock outstanding as of June 1, 1998 was 4,477,084 shares.

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

USBL Subsidiary

                  USBL owns and manages the United States Basketball League (the
"League"). The League was established to provide a professional summer basketball league. The participating players are either recent college graduates or free agents not under contract with teams in the National Basketball Association (the "NBA") or are players under contract to foreign teams but who are permitted to play in the United States in their off-season. The League provides a vehicle to these players to improve their skills and further affords the players the opportunity to showcase their professional ability and possibly be selected by one of the teams in the NBA. The League's season, from early May to early July of each year, was designed specifically to give the players the opportunity to be scouted by NBA teams and possibly be selected to participate in the various summer camps of the individual teams comprising the NBA, which summer camps are normally held in the latter part of July and August of each year. To date, approximately 114 USBL players have made NBA rosters after playing with teams in the League. USBL also provides a training program for referees who aspire to referee in the NBA.

                  Each team comprising the League has an active roster of twelve players during the season, and each team plays 26 games per season. The League also has playoffs at the conclusion of the regular season.

                  Since the inception of the League to the present time, the number of active franchises has fluctuated from seven to its present high for the 1998 season of twelve franchises. The current active franchises, divided into two divisions, the Southern Division and the Northern Division, are located in Atlanta, Georgia (the Atlanta Trojans); Jacksonville, Florida (the Jacksonville Barracudas); Raleigh, North Carolina (the Raleigh Cougars); Tampa, Florida (the Tampa Bay Windjammers); Powell, Ohio (the Columbus Cagerz); Washington, DC (the Washington Congressionals); Atlantic City, New Jersey (the Atlantic City Seagulls); Franklin, New Hampshire (the New Hampshire Thunder Loons); Milford, Connecticut (the Connecticut Skyhawks); Oyster Bay, New York (the Long Island Surf); Camden, New Jersey (the Camden Power); and Ocean, New Jersey (the New Jersey Shorecats). In addition, there are two inactive franchises owned by MCI which pay annual royalty fees.

                  Since 1984 and up to the end of the fiscal year ended February 28, 1998 ("Fiscal 1998"), USBL had sold a total of 32 franchises at various prices ranging from $10,000 to $150,000. An affiliate of the company also paid $100,000 for a franchise. The current asking price for a franchise is $300,000; however, the Company has not been able to consummate a sale at that price.

                  During the past five fiscal years, 1994 through Fiscal 1998, the Company sold franchises to non-affiliates for cash as set forth below:


      Franchise                                  Sales Price       Cash Received
      ---------                                  -----------       -------------
1.    Mississippi Coast Gamblers                  $100,000            $ 25,000
2.    Memphis Fire                                $100,000            $ 15,000
3.    Florida Sharks                              $ 75,000            $ 75,000
4.    Carolina Cardinals                          $250,000            $ 25,000
5.    Atlantic City Seagulls                      $150,000            $ 50,000
6.    Camden Power (formerly Philadelphia Power)  $300,000            $ 50,000
7.    New Hampshire Thunder Loons                 $150,000            $100,000
8.    New Jersey Shorecats                        $150,000            $ 60,000
9.    Washington Congressionals                   $300,000            $ 30,000

Unless the sales price has been paid in full at the time of purchase, each of the foregoing franchises is required to pay the full sales price over time, and in the event payments are not met, USBL retains the right to repossess the franchise.

                  At least 16 franchises previously sold have been terminated because of non-payment of franchise obligations. In addition and during the fiscal year ended February 29, 1996 ("Fiscal 1996"), USBL sold five (5) franchises in a barter transaction receiving in exchange 2,000,000 units of negotiable television advertising due bills, and during the first quarter of Fiscal 1997 USBL entered into an agreement to receive an additional 2,000,000 units of negotiable television advertising due bills in exchange for five additional franchises. The 4,000,000 units of advertising time are with American Independent Network ("AIN") which employs satellite transmissions to certain affiliated television stations in approximately 90 cities throughout the United States. Management has valued the advertising due bills received in Fiscal 1996 and the first quarter of Fiscal 1997 at $500,000. (See Financial Information.) USBL has already used approximately 300,000 units to broadcast certain selective League games. During Fiscal 1998, the Company did not use any of the Units. The Company may use the remainder of the available television time to broadcast its games or, in the alternative, sell off the available television time assuming that USBL can locate buyers. The barter transaction requires that the 10 franchise teams must be established within ten years from the date of the transactions. To date, none of these franchises have been activated. The Company has no assurance that any of the franchises will ever be established. In addition, the Company retains the right to approve or disapprove the ultimate franchisee.

                  Under the standard franchise agreement employed by USBL, the term of the franchise is for ten (10) years with rights of renewal. In addition to the initial purchase price for the franchise, the franchisees are currently required to pay an annual royalty fee of $15,000 per year. Currently, six of the franchises are in arrears in their annual royalty fees. The Company has the right to terminate these franchises but has not elected to do so. In addition, because of the Company's desire to have the League expand, the Company, in the past, has waived annual royalty fees under certain circumstances.

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

                  Since the inception of the League and to date, only two of the franchises have operated profitably. This has been primarily due to the inability of USBL, because of insufficient capital, to properly promote the League, and USBL's inability to attract any meaningful sponsorships for the individual teams. Likewise, gate attendance for some teams has historically been poor. As a result, the sale of additional franchises either to maintain a constant level of active franchises or to enlarge the League has historically proven difficult for USBL.

                  From the inception of the League, USBL has operated at a loss. This has been due to the poor sales of franchises and the inability of the franchisees to pay their annual royalty fees. As a result, both MCI and USBL have been dependent on loans and advances from officers, directors and their affiliates. (See "Financial Information" and "Certain Relationships and Related Transactions".) For Fiscal years ended 1995, 1996, 1997 and 1998, the Company's auditors and

USBL's auditors have expressed concerns in their opinion as to the ability of both MCI and USBL to continue as going concerns. See "Financial Information".

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

Future Plans of USBL

                  USBL has, as its ultimate goal, the establishment of at least sixty (60) franchises throughout the United States, consisting of fifteen (15) teams in four regional divisions. This would result in regional play-off games and then a final championship series. The Company is also attempting to develop a formal association with the NBA. During Fiscal year 1998, the NBA selected USBL to handle a pre-draft camp for the Korean Basketball League for which it received a nominal fee. At the present time, the Continental Basketball Association (the "CBA"), a league consisting of nine teams, is regarded as the minor league of the NBA, and as such, receives financial support from the NBA. The Company believes that a formal association with the NBA would enhance the value of the franchises and attract more significant gate attendance. Likewise, the Company intends to use some of the television time available to it to broadcast more games which the Company believes would create additional fan interest and serve to attract additional franchisees. However and given the difficulties encountered by the Company to date in the sale of additional franchises, the Company may not be able to achieve its long-range goals without additional capital to properly promote the League. While gate attendance has been poor historically, there has been steady growth over the past three seasons. For Fiscal 1998, there was an increase in attendance of 14% over Fiscal 1997. If gate attendance continues to increase, the Company believes that this will facilitate franchise sales.

Cadcom, Inc.

                  MCI's other operating subsidiary is Cadcom Inc. ("Cadcom") which was incorporated in Connecticut in 1987. Cadcom is wholly owned by MCI and was acquired by MCI in February, 1992 from Synercom Inc. ("Synercom"), a corporation owned and controlled by the President of MCI and members of the Meisenheimer Family.

                  Cadcom operates as a subcontractor manufacturing aluminum and stainless steel components for high tolerance aircraft parts for both fixed wing aircraft and helicopters which components are mainly used in pressure switches, fuel valves and various indicators and instruments. Approximately ninety-seven percent (97%) of Cadcom's business is derived from orders it receives from Spectrum Associates Inc. ("Spectrum"), a Connecticut corporation owned and controlled by Synercom. Spectrum manufacturers crash resistant breakaway valves, pressure switches, indicators and other specialized components for the aircraft industry. Approximately fifteen (15%) percent of Spectrum's revenues are derived from orders from Sikorsky Aircraft Inc. and thirty (30%) percent is derived from orders from various divisions of the U.S. Armed Forces and the Department of Defense. The balance of Spectrum's orders are from other major aircraft manufacturers. Spectrum contracts with Cadcom as a subcontractor for approximately 65% of Spectrum's requirements for aluminum and stainless steel components. Cadcom is presently making efforts to diversify its customer base to eliminate its dependence upon Spectrum; however, there can be no assurances that Cadcom will be able to diversify its customer base.

                  Cadcom's manufacturing process is controlled by rigid standards established by both the Federal Aviation Authority ("FAA") and the Department of Defense. The manufacturing process utilizes highly sophisticated computer-controlled turning and milling machinery. Approximately thirty (30%) percent of the equipment is rented by Cadcom under capital leases from Synercom. In Fiscal 1997, Cadcom contributed approximately 98% of the total revenues generated by MCI. In prior years, Cadcom accounted for almost all of MCI's revenues. Because of Cadcom's dependency on Spectrum, any decline in Spectrum's business would have an adverse impact on Cadcom's results of operations. Cadcom is actively seeking other outside business to lessen its dependency on Spectrum.

                  Cadcom employs ten (10) people consisting of a plant manager and office manager and seven factory personnel.

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


ITEM 2.           DESCRIPTION OF PROPERTY

                  In August, 1995, MCI, through its wholly-owned subsidiary, Meisenheimer Capital Real Estate Holdings Inc. ("MCR") acquired the real estate at 46 Quirk Road, Milford, Connecticut, from Genvest, a limited partnership whose partners consist of the President of MCI and the Meisenheimer Family. The property was formerly leased by MCI and its subsidiaries from Genvest. The property consists of a building housing office and manufacturing space of approximately 6,000 square feet. USBL currently pays a $1,000 a month rent for approximately 1,500 square feet under a lease which expires on December 31, 1998. Cadcom pays $3,250 a month for approximately 3,500 square feet under a lease which expires on December 31, 1999. A portion of the space is rented to unaffiliated parties. The consideration paid to Genvest by MCI consisted of the issuance of 200,978 shares of the Common Stock of MCI plus cash of a $120,000. MCR borrowed funds of $120,000 from a financial institution which loan is secured by a 20 year mortgage on the property. The loan is guaranteed by MCI.


ITEM 3.           LEGAL PROCEEDINGS

                  There are no legal proceedings pending or threatened against the Company.


ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  During the Fiscal Year ended February 28, 1998 no matters were submitted to a vote of security holders.

                                     Part II


ITEM 5.           MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
                  STOCKHOLDER MATTERS

Market Information

                  The   Company's   Common  Stock   trades  on  the   non-NASDAQ
over-the-counter market (Bulletin Board) under the symbol "MEIS."

                  The following is the range of high and low closing bid prices for each quarter for the fiscal years ended February 28, 1997 and February 28, 1998:


                                                       Fiscal 1997
                                                   High             Low
First Quarter Ended 5/31/96                      $3.125           $2.00
Second Quarter Ended 8/31/96                     $2.875           $1.0625
Third Quarter Ended 11/30/96                     $1.21875         $0.625
Fourth Quarter Ended 2/28/97                     $1.3125          $0.75


                                                       Fiscal 1998
                                                   High             Low
First Quarter Ended 5/31/97                      $0.75            $0.4375
Second Quarter Ended 8/31/97                     $0.625           $0.375
Third Quarter Ended 11/30/97                     $0.625           $0.25
Fourth Quarter Ended 2/28/98                     $0.4375          $0.375

                  The foregoing bid prices (high and low) for each quarter represent quotations between dealers without adjustments for retail markups, markdowns or commissions and may not represent actual transactions, as reported by the National Association of Securities Dealers Composite Feed or other qualified inter-dealer quotation medium.

Approximate Number of Equity Security Holders

                  There were approximately 350 holders of MCI Common Stock as of May 15, 1998.

Dividends

                  The Company has not paid any dividends since its inception, and it does not anticipate paying any dividends in the foreseeable future.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF FINANCIAL OPERATIONS

FISCAL YEAR 1997 COMPARED TO FISCAL YEAR 1996

Results of Operations

                  Revenues for the fiscal year ended February 28, 1997 ("Fiscal 97") were $1,378,128 as compared to revenues of $1,118,969 for the fiscal year ended February 29, 1996 ("Fiscal 96"). This increase of $259,159 was due to an increase of franchise fees generated by the Company's subsidiary, USBL. During Fiscal 97 USBL sold five franchises in exchange for $2,000,000 of advertising credits which have been valued by the Company at $250,000 together with receipt of cash proceeds of initial franchise fees of $105,000. The Company also received $300,000 of barter units valued by the Company at $50,000. The Company's other operating subsidiary, Cadcom, also increased its revenues by $25,000 in Fiscal 97 as compared to Fiscal 96.

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

FISCAL YEAR 1998 COMPARED TO FISCAL YEAR 1997

Results of Operations

                  Revenues for the fiscal year ended February 28, 1998 ("Fiscal 98") were $1,379,217 as compared to revenues of $1,378,128 for the fiscal year ended February 28, 1997 ("Fiscal 97"). Revenues of the basketball league operations, including franchise and royalty fees, increased by $50,000 after elimination of intercompany transactions. The USBL received advertising credits, valued at $250,000, in both Fiscal 1998 and 1997 in connection with the sales of franchises. In addition, revenues from Cadcom's manufacturing operations remained relatively consistent with those from the prior year.

                  Operating expenses for Fiscal 98 decreased by $36,479 to $1,327,516, as compared to operating expenses of $1,363,995 in Fiscal 97. The decrease represents management's efforts to control expenditures. For example, USBL's consulting and advertising decreased $81,000 and $12,000, respectively, between Fiscal 1997 and Fiscal 1998.

                  In Fiscal 98 the Company recognized a loss on investments of $65,000. This represents the decrease in the market value of certain equity investments that, in the opinion of management, is other than temporary.

                  Consolidated net loss for Fiscal 98 amounted to $72,251, as compared to a loss of $30,863 in Fiscal 97. The increase in the loss is attributable to the loss recognized on the valuation of investments, offset by the decrease in operating expenses.

Liquidity and Capital Resources

                  The Company's working capital deficiency increased by approximately $88,000 to $630,000 at February 28, 1998, as compared to $542,000 at February 28, 1997. This increase was primarily due to the loss incurred in Fiscal 98.

                  The Company is making efforts to alleviate its working capital deficiency by seeking additional equity capital, primarily for the USBL. The USBL is the subsidiary that accounts for a major portion of the working capital deficiency and, in management's opinion, has the greatest potential for future growth. The Company believes that its units of advertising credits, valued at approximately $684,000, will enable it to attract more interest in the league for both fans and potential franchisees by utilization of the advertising credits for free television broadcasting of League games. In addition, the USBL is considering raising additional capital through a private placement. However, there can be no assurances that the Company will be successful in its efforts to reduce the working capital deficiency.

                  The Company's statement of cash flows for Fiscal 98 reflects cash used in operations of approximately $2,100, reflecting the net loss ($72,500) and an increase in prepaid advertising credits ($250,000), offset by non-cash charges such as minority interest ($29,000), the realized loss on investment ($65,000), and depreciation and amortization ($72,000), as well as a decrease in inventories ($23,000) and an increase in accounts payable and accrued expenses. The statement also reflects cash provided by financing activities of $28,700, reflecting cash provided from net shareholder advances ($91,000) and a note payable-bank ($25,000), offset by repayment of notes, mortgages and capital leases ($87,000).

                  The Company and its wholly-owned subsidiaries file a consolidated federal income tax return, and as of February 28, 1998, they had approximately $600,000 in net operating loss carryforwards available to offset future taxable income. USBL files a separate federal tax return, and as of February 28, 1998 it had approximately $1,300,000 in net operating loss carryforwards to offset future taxable income.

ITEM 7.           FINANCIAL STATEMENTS (Appearing after Index to Exhibits)

                                                                          Page

Report of Independent Certified Public Accountants                         F-2

Consolidated balance sheets as of February 28, 1998 and February 28, 1997  F-3

Consolidated statements of operations for the years ended                  F-4
   February 28, 1998 and February 28, 1997

Consolidated statement of stockholders' equity for the years ended         F-5
   February 28, 1998 and February 28, 1997

Consolidated statements of cash flows for the years ended                  F-6
   February 28, 1998 and February 28, 1997

Notes to consolidated financial statements                            F-7 - F-15

                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTER AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Directors, Executive Officers, Promoters and Control Persons.

                  The following persons are the current directors and executive officers.


Name                         Age      Position
Daniel T. Meisenheimer III   47       Chairman of the Board President
                                      and Treasurer
Richard C. Meisenheimer      44       Vice President, Director and
                                      Secretary
Daniel T. Meisenheimer, Jr.  70       Director

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

     Richard C. Meisenheimer, brother of Daniel T. Meisenheimer III, has been Vice President, Secretary and Chief Financial Officer of MCI since its inception. Mr. Meisenheimer has also been associated with Spectrum in various capacities since 1976. In 1993, Mr. Meisenheimer became President of Spectrum, succeeding his father, Daniel T. Meisenheimer, Jr. Mr. Meisenheimer is also Vice President, Secretary and Director of MCI's subsidiaries, USBL, Cadcom and MCR. Mr. Meisenheimer is also a Director and shareholder of Synercom.

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

                  Pursuant  to  the   employment   agreements,   Mr.  Daniel  T.
Meisenheimer III has only received a total of $4,000 of salary for Fiscal 97. Mr. Richard C. Meisenheimer has only received a total of $800 for Fiscal 97. The Board of Directors elected to withhold any further payment of salaries because of the impact on cash flow. For Fiscal 1997, because of the Company's decision not to pay salaries, Mr. Daniel T. Meisenheimer III received 100,000 options and Mr. Richard C. Meisenheimer received 20,000 options. As a result of the Company's financial condition, Mr. Daniel T. Meisenheimer, III and Mr. Richard
C. Meisenheimer agreed to terminate the compensation provisions of their employment agreements at the beginning of the year ended February 28, 1998.

                  The following  tables reflect the salaries  received by Daniel
T. Meisenheimer III and Richard C. Meisenheimer and the options received by Daniel T. Meisenheimer III, and Richard C. Meisenheimer and the amount of options exercised for the fiscal years ended February 28, 1997 and 1998:


                           SUMMARY COMPENSATION TABLE
                                                                                             Long Term Compensation
                                                  Annual Compensation                     Awards              Payouts
                 (a)                     (b)         (c)          (d)         (e)          (f)          (g)       (h)         (i)
                                                                                           Re-
                                                                             Other      stricted    Securities
                                                                             Annual       Stock     Underlying    LTIP     All Other
                                                                            Compen-      Awarded     Options/   Payouts     Compen-
Name and Principal Position             Year      Salary($)    Bonus($)    sation ($)      ($)       SARs (#)     ($)     sation ($)
---------------------------             ----      ---------    --------    ----------     -----      --------    -----    ----------
Daniel T. Meisenheimer III              1998         -0-          -0-         -0-          -0-          -0-       -0-         -0-
President                               1997      21,000(1)       -0-         -0-          -0-          -0-       -0-         -0-

Richard C. Meisenheimer                 1998         -0-          -0-         -0-          -0-          -0-       -0-         -0-
President                               1997       4,200(2)       -0-         -0-          -0-          -0-       -0-         -0-

---------------
         (1) Includes 100,000 options in lieu of cash salary. Each option is exercisable into one share of Common Stock at $1.00 per share. The options have been valued at $17,000.
         (2) Includes 20,000 options in lieu of cash salary. Each option is exercisable into one share of Common Stock at $1.00 per share. The options have been valued at $3,400.

                      Option/SAR Grants in Last Fiscal Year

                                       Number of Securities             Percent of Total
                                       Underlying Options/           Options/SARs Granted to       Exercise or Base
              Name                       SARs Granted (#)           Employees in Fiscal Year         Price ($/Sh)    Expiration Date
               (a)                             (b)                             (c)                        (d)              (e)
Daniel T. Meisenheimer III                     -0-                             -0-
Richard C. Meisenheimer                        -0-                             -0-

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

                  USBL also entered into an employment agreement with Richard C. Meisenheimer on January 1, 1996. The agreement is similar to that of Daniel T. Meisenheimer III, except that Richard C. Meisenheimer is to receive a salary of $800 a month during the first year and $1,600 a month for the second year. For each month's salary omitted, Richard C. Meisenheimer is to receive 4,000 options. Each option entitles Mr. Meisenheimer to purchase one share of USBL Common Stock at $1.00 a share. All options are awarded at the end of each year. During the calendar year ended December 31, 1996 (Fiscal 97) Mr. Meisenheimer received a total of $1,600 of salary and received 40,000 options in lieu of salary. Mr. Richard C. Meisenheimer did not receive any salary for the months of January and February 1997 and is presently entitled to receive 8,000 options. On March 1, 1997, both Mr. Daniel T. Meisenheimer III and Richard C. Meisenheimer agreed to terminate the compensation provisions of their employment agreements in view of USBL's financial condition.

                  The following tables reflect the salaries and options received by Daniel T. Meisenheimer III and Richard C. Meisenheimer for the fiscal years ended February 28, 1997 and 1998:


                           SUMMARY COMPENSATION TABLE
                                                                                               Long Term Compensation
                                                    Annual Compensation                  Awards             Payouts
                 (a)                     (b)         (c)          (d)         (e)          (f)          (g)       (h)         (i)
                                                                                           Re-
                                                                             Other      stricted    Securities
                                                                             Annual       Stock     Underlying    LTIP     All Other
                                                                            Compen-      Awarded     Options/   Payouts     Compen-
Name and Principal Position             Year      Salary($)    Bonus($)    sation ($)      ($)       SARs (#)     ($)     sation ($)
---------------------------             ----      ---------    --------    ----------     -----      --------    -----    ----------
Daniel T. Meisenheimer III              1998         -0-          -0-         -0-          -0-          -0-       -0-         -0-
President                               1997      45,000(1)       -0-         -0-          -0-          -0-       -0-         -0-

Richard C. Meisenheimer                 1998         -0-          -0-         -0-          -0-          -0-       -0-         -0-
President                               1997      18,000(2)       -0-         -0-          -0-          -0-       -0-         -0-

---------------
         (1)  Includes 100,000 options to purchase 100,000 shares of the Common Stock of USBL.  The options are valued at $41,000.
         (2)  Includes 40,000 options to purchase 40,000 shares of the Common Stock of USBL.  The options are valued at
$16,400.

                      Option/SAR Grants in Last Fiscal Year

                                       Number of Securities             Percent of Total              Exercise or
                                       Underlying Options/           Options/SARs Granted to          Base Price
              Name                       SARs Granted (#)              Employees in Fiscal              ($/Sh)       Expiration Date
               (a)                             (b)                            Year                        (d)              (e)
                                                                               (c)
Daniel T. Meisenheimer III                     -0-                             -0-
Richard C. Meisenheimer                        -0-                             -0-



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

-------------------------

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

ITEM 12.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Loans

                  For at least the last ten years the principals of MCI and their affiliated companies have made loans to USBL, MCI's subsidiary. As of February 28, 1998 ("Fiscal 1998"), USBL was indebted to the principals or their affiliated companies in the principal sum of $311,743 together with accrued interest at six percent (6%) per annum of $113,149. All of the outstanding debt is payable upon demand. Of the foregoing amount, Spectrum is owed the principle sum of $80,840 plus accrued interest of $63,765. The principals (Daniel T. Meisenheimer III, Richard C. Meisenheimer and Daniel T. Meisenheimer, Jr.) are owed $117,754 plus accrued interest of $49,384. The remainder of $54,746 is due from USBL to MCI, the parent, which is eliminated on the accompanying consolidated financial statements.

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


June 11, 1998

                                            MEISENHEIMER CAPITAL, INC.


                                            /s/ Daniel T. Meisenheimer III
                                            Daniel T. Meisenheimer III
                                            Chairman of the Board and President


         Pursuant to the requirements of the Securities Act of 1934, this Report has been signed below by the following persons in their respective capacities with the Registrant and on the dates indicated.


June 11, 1998                               /s/ Daniel T. Meisenheimer III
                                            Daniel T. Meisenheimer III
                                            Chairman of the Board and President


June 11, 1998                               /s/ Richard C. Meisenheimer
                                            Richard C. Meisenheimer
                                            Director and Vice President

                   MEISENHEIMER CAPITAL, INC. AND SUBSIDIARIES




                          INDEX TO FINANCIAL STATEMENTS

                                                                           Page

Report of Independent Certified Public Accountants                         F-2

Consolidated balance sheets as of February 28, 1998 and February 28, 1997  F-3

Consolidated statements of operations for the years ended                  F-4
   February 28, 1998 and February 28, 1997

Consolidated statement of stockholders' equity for the years ended         F-5
   February 28, 1998 and February 28, 1997

Consolidated statements of cash flows for the years ended                  F-6
   February 28, 1998 and February 28, 1997

Notes to consolidated financial statements                            F-7 - F-15

                          Independent Auditors' Report




Board of Directors
Meisenheimer Capital, Inc.
Milford, Connecticut

We have audited the consolidated balance sheets of Meisenheimer Capital, Inc. and Subsidiaries as of February 28, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Meisenheimer Capital, Inc. and Subsidiaries as of February 28, 1998 and 1997 and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.

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



                                                /s/ Holtz Rubenstein & Co., LLP
                                                HOLTZ RUBENSTEIN & CO., LLP
Melville, New York
June 11, 1998

                   MEISENHEIMER CAPITAL, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                                           February 28,
         ASSETS  (Note 9)                                                         1998                   1997
         ------                                                                 ----------           ------------

CURRENT ASSETS:
   Cash                                                                          $    36,560        $     11,371
   Accounts receivable (Note 10)                                                      91,141              77,412
   Inventories (Note 5)                                                               93,616             116,600
   Investments (Note 4)                                                               24,526              26,547
   Other current assets                                                                6,087              10,095
                                                                            -------------------   --------------
       Total current assets                                                          251,930             242,025


PROPERTY AND EQUIPMENT, net (Notes 6, 8 and 9)                                       452,372             523,331
GOODWILL (Note 6)                                                                     27,729              28,545
PREPAID BARTER UNITS (Note 11)                                                          -                 50,000
PREPAID ADVERTISING CREDITS (Note 11)                                                684,062             434,062
OTHER                                                                                   -                 39,500
                                                                            -------------------   --------------

                                                                            $      1,416,093         $ 1,317,463
                                                                            ===================   ==============

     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable and accrued expenses (Notes 10 and 12)                  $        225,963     $      174,619
   Capital lease obligation - current portion (Note 8)                                38,688             89,649
   Loans payable - stockholders (Note 10)                                            608,053            516,858
   Note and mortgage payable - current portion (Note 9)                                9,504              3,184
                                                                            ---------------       --------------
       Total current liabilities                                                     882,208            784,310
                                                                            -----------------     --------------

CAPITAL LEASE OBLIGATION, net of
   current portion (Note 8)                                                           -                  30,914
                                                                            ----------------      --------------

NOTE AND MORTGAGE PAYABLE,
   net of current portion (Note 9)                                                   118,151            104,376
                                                                            -----------------     --------------

MINORITY INTEREST IN CONSOLIDATED
   SUBSIDIARY                                                                        128,000             99,000
                                                                            -----------------     --------------

COMMITMENT (Note 10)

STOCKHOLDERS' EQUITY (Notes 12 and 13):
   Common stock, $0.01 par value, 10,000,000 shares
     authorized; 4,477,084 shares issued and outstanding                              44,771             44,771
   Additional paid-in capital                                                      3,367,008          3,367,008
   Unrealized loss on available-for-sale investments                                    -               (62,078)
   Deficit                                                                         3,123,359)        (3,050,838)
   Treasury stock, at cost, 1,000 shares                                                (686)               -
                                                                            -----------------        -------------
       Total stockholders' equity                                                    287,734            298,863
                                                                            -----------------     --------------

                                                                            $      1,416,093      $   1,317,463
                                                                            ===================   ==============

                 See notes to consolidated financial statements

                   MEISENHEIMER CAPITAL, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                       Years Ended
                                                                       February 28,
                                                                  1998           1997
REVENUES:  (Notes 9 and 11)
   Net sales                                                  $   756,191    $   780,903
   Franchise fees and related revenue                             623,026        597,225
                                                              -----------    -----------

       Total revenues                                           1,379,217      1,378,128
                                                              -----------    -----------

OPERATING EXPENSES:  (Note 9)
   Cost of goods sold                                             609,392        611,001
   Selling, general and team expenses                             718,124        752,994
                                                              -----------    -----------
       Total operating expenses                                 1,327,516      1,363,995
                                                              -----------    -----------

       Income from operations                                      51,701         14,133
                                                              -----------    -----------

OTHER INCOME (EXPENSE):
   Realized loss on available-for-sale investments (Note 4)       (65,019)          --
   Interest expense                                               (30,532)       (40,899)
   Interest income                                                    582          1,942
   Other                                                             --          (10,000)
                                                              -----------    -----------
       Total other income and expense                             (94,969)       (48,957)
                                                              -----------    -----------

LOSS BEFORE MINORITY INTEREST AND TAXES                           (43,268)       (34,824)

MINORITY INTEREST IN NET INCOME
   (LOSS) OF SUBSIDIARY                                            29,000        (14,000)

PROVISION FOR INCOME TAX (Note 16)                                    253         10,039
                                                              -----------    -----------

NET LOSS                                                      $   (72,521)   $   (30,863)
                                                              ===========    ===========


NET LOSS PER SHARE                                            $      (.01)   $      (.01)
                                                              ===========    ===========

WEIGHTED AVERAGE COMMON AND COMMON
   EQUIVALENT SHARES OUTSTANDING                                4,476,084      4,470,158
                                                              ===========    ===========



                 See notes to consolidated financial statements

                   MEISENHEIMER CAPITAL, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                (Notes 12 and 13)


                                                                                    Unrealized
                                                                                     Loss on
                                                                       Additional   Available-
                                                    Common Stock        Paid-in     For-Sale      Treasury Stock
                                      Total       Shares     Amount     Capital    Investments   Shares    Amount    Deficit
Balance, February 29, 1996       $   251,987    4,469,528   $  44,695 $ 3,236,908   $  (9,641)        --   $  --    $(3,019,975)
Issuance of stock in connection        4,375        3,500          35       4,340        --           --      --           --
   with warrant exercise
Issuance of stock, options and        97,000         --          --        97,000        --           --      --           --
   warrants by subsidiary to
   minority holders
Issuance of options for services      21,000         --          --        21,000        --           --      --           --
Marketable securities valuation      (52,437)        --          --          --       (52,437)        --      --           --
   adjustment
Net loss                             (30,863)        --          --          --          --           --      --        (30,863)
                                 -----------  ----------- ----------- ----------- -----------  --------- -------    -----------
Balance, February 28, 1997           298,863    4,477,084      44,771   3,367,008     (62,078)        --      --     (3,050,838)
Marketable securities valuation       62,078         --          --          --        62,078         --      --           --
   adjustment
Purchase of treasury stock, net         (686)        --          --          --          --        1,000    (686)          --
Net loss                             (72,521)        --          --          --          --           --      --        (72,521)
                                 -----------  ----------- ----------- ----------- -----------  --------- -------    -----------
Balance, February 28, 1998       $   287,734    4,477,084   $  44,771 $ 3,367,008   $    --        1,000 $  (686)   $(3,123,359)
                                 ===========  =========== =========== =========== ===========  ========= ========   ===========


                 See notes to consolidated financial statements

                                    MEISENHEIMER CAPITAL, INC. AND SUBSIDIARIES

                                       CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                    Years Ended
                                                                    February 28,
                                                                1998          1997
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                   $ (72,521)   $ (30,863)
                                                              ---------    ---------
   Adjustments to reconcile net loss to net
     cash used in operating activities:
       Issuance of stock options for services                      --          7,801
       Minority interest                                         29,000      (14,000)
       Stock options issued as compensation                        --         21,000
       Stock received for franchise revenue                        --        (19,500)
       Services exchanged for inventory                            --        (11,000)
       Inventory allowance                                         --          2,500
       Prepaid barter credits                                    50,000      (50,000)
       Prepaid advertising credits                             (250,000)    (250,000)
       Realization of prepaid advertising credits                  --         40,938
       Realized loss on investment                               65,019         --
       Depreciation and amortization expense                     72,303       82,120
       (Increase) decrease in assets:
         Accounts receivable                                    (13,729)      25,605
         Inventories                                             22,984      (15,730)
         Other current assets                                     4,008       (4,095)
         Other                                                   39,500         --
       (Increase) decrease in liabilities:
         Accounts payable and accrued expenses                   51,344      (68,788)
                                                              ---------    ---------
                                                                 70,429     (253,149)
                                                              ---------    ---------
       Net cash used in operating activities                     (2,092)    (284,012)
                                                              ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                              (528)      (6,340)
   Disposition of property and equipment                           --         15,006
   Purchase of investments                                         (920)     (11,887)
   Investment in partnership                                       --        (39,500)
                                                              ---------    ---------
       Net cash used in investing activities                     (1,448)     (42,721)
                                                              ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from exercise of stock warrants                        --          4,375
   Payments on note and mortgage payable                         (4,905)      (6,175)
   Proceeds from note payable - bank                             25,000         --
   Payments on capital lease obligation                         (81,875)     (83,178)
   Proceeds from minority shareholders for subsidiary stock        --        160,000
   Advances from shareholders, net                               91,195       10,794
   Purchase of treasury stock                                      (686)        --
                                                              ---------    ---------
       Net cash provided by financing activities                 28,729       59,916
                                                              ---------    ---------

NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS                                          25,189     (266,817)
CASH AND CASH EQUIVALENTS, beginning of year                     11,371      278,188
                                                              ---------    ---------
CASH AND CASH EQUIVALENTS, end of year                        $  36,560    $  11,371
                                                              =========    =========
SUPPLEMENTAL DISCLOSURES:
   Cash payments made during the year:
     Interest                                                 $  22,910    $  40,999
                                                              =========    =========
     Taxes                                                    $  12,550    $  15,996
                                                              =========    =========


                 See notes to consolidated financial statements

                   MEISENHEIMER CAPITAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     YEARS ENDED FEBRUARY 28, 1998 AND 1997


1.     Description of Business and Basis of Presentation:

     Meisenheimer Capital, Inc. ("MCI") is a holding company, with three operating subsidiaries: Cadcom, Inc. ("Cadcom") (100% owned by MCI), Meisenheimer Capital Real Estate Holdings, Inc. ("MCREHI") (100% owned by MCI), and the United States Basketball League, Inc. ("USBL") (61.19% owned by MCI).

     Cadcom, Inc. is a machine shop which manufactures aluminum and stainless steel aircraft parts. Substantially all of Cadcom's sales were to one customer, Spectrum Associates, an affiliate of MCI.

       MCREHI owns a commercial building in Milford, Connecticut.

       The USBL operates a professional summer basketball league through franchises located in the eastern part of the United States.

       The Company has a consolidated deficit of approximately $3,100,000. This factor, as well as the Company's reliance on related parties and significant non-cash transactions (see Notes 10 and 11) create an uncertainty as to the Company's ability to continue as a going concern. The Company is making efforts to revitalize the USBL by raising equity capital and marketing new franchises and Cadcom is trying to expand its machine shop business by seeking new customers for its services. However, there can be no assurance that the Company will be successful in accomplishing these objectives. Because of the uncertainties surrounding the ability of the Company to continue its operations, there is substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

2.     Summary of Significant Accounting Policies:

       a. Principles of consolidation

          The consolidated financial statements include the accounts of MCI and its three operating subsidiaries. All significant intercompany balances and transactions have been eliminated and applicable minority interests have been reflected in consolidation.

       b. Cash and cash equivalents

          For purposes of the cash flow statement, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash and cash equivalents.

       c. Revenue recognition

          The Company and its subsidiaries generally use the accrual method of accounting. However, due to the uncertainty of collecting royalty and franchise fees from its franchisees, the USBL recognizes revenue when it is received. As described more fully in Note 11, management recorded the advertising due bills received in exchange for initial franchise fees based upon the fair market value of such due bills. The fair market value was determined based upon the value of the franchises sold as there is no ready active market to convert the due bills to cash.

       c. Revenue recognition  (Cont'd)

          Cadcom recognizes revenue on the accrual method based upon the shipping date of orders in process which are of a short-term nature.

       d. Available-for-sale investments

          Available-for-sale securities are carried at fair value with the unrealized holding gain (loss), net of deferred income taxes, included in stockholders' equity. A decline in the market value of any available-for-sale security below cost that is deemed other than temporary is charged to operations resulting in the establishment of a new cost basis for the security.

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

       g. Income taxes

          MCI, MCREHI and Cadcom file a consolidated federal income tax return. As of February 28, 1998, MCI and Cadcom had approximately $600,000 in net operating loss carryforwards available and the USBL had a net operating loss carryforward of approximately $1,300,000. Both loss carryforwards are available through February 28, 2011, to offset future taxable income.

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

       i. Advertising costs

          Advertising  costs are  expensed as incurred,  and were  approximately
$74,000  and  $87,000  for  the  years  ended   February   28,  1998  and  1997,
respectively.

       j. Loss per share

          In 1998, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS No. 128). This Statement establishes standards for computing and presenting earnings (loss) per share
(EPS). SFAS No. 128 requires dual presentation of basic and diluted EPS. Basic EPS excludes dilution and is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if stock options or convertible securities were exercised or converted into common stock. The Company's adoption of SFAS No. 128 did not materially change current and prior years' EPS.

          Basic and diluted loss per share amounts were equivalent for the years ended February 28, 1998 and 1997.

       k. Stock based compensation

     The Company applies APB Opinion No. 25 and related interpretations in accounting for stock-based compensation to employees. Stock compensation to non-employees is accounted for at fair value in accordance with FASB Statement No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123").

       l. New accounting standards

          In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distribution to owners. Among other disclosures, SFAS No. 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements.

          In addition, in June 1997, the FASB issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," which establishes standards for reporting information about operating segments. It also establishes standards for disclosures regarding products and services, geographic areas and major customers.

          Both of these new standards are effective for periods beginning after December 15, 1997 and require comparative information for earlier years to be restated. The implementation of these new standards will not affect the Company's results of operations and financial position, but may have an impact on future financial statement disclosures.

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

       Year ended February 28, 1998:

                                                     MCI          MCREHI        Cadcom          USBL          Total
       Revenues                               $      --      $    11,350    $   756,191    $   611,676    $ 1,379,217
       Operating expenses                         156,493         13,831        773,407        383,785      1,327,516
       Operating profit (loss)                   (156,493)        (2,481)       (17,216)       227,891         51,701
       Net income (loss)                         (221,812)       (17,075)       (22,922)       189,288        (72,521)
       Identifiable assets                         31,225        303,593        296,523        784,752      1,416,093

       Year ended February 28, 1997:

                                                     MCI          MCREHI        Cadcom          USBL          Total

       Revenues                               $    12,000    $     8,925    $   795,634    $   561,569     $1,378,128
       Operating expenses                          90,157         15,305        667,389        591,144      1,363,995
       Operating profit (loss)                    (78,157)        (6,380)       128,245        (29,575)        14,133
       Net income (loss)                          (69,362)       (17,978)        96,217        (39,740)       (30,863)
       Identifiable assets                        130,985        315,628        325,573        545,277      1,317,463

4.     Investments in Marketable Securities:

       At February 28, 1998, investments in available for sale securities consisted of investments in equity securities. During 1998, the investments were written down to their estimated realized value for declines in their market value which, in the opinion of management, were other than temporary. The Company recorded a charge to operations of approximately $65,000 for this impairment.

5.     Inventories:

       Inventories consist of the following:
                                                February 28,
                                          1998                  1997
       Cadcom:
          Raw materials                  $ 6,816          $    7,600
          Work in process                  9,300              21,000
          Finished goods                  59,000              71,000
       USBL inventory                     18,500              17,000
                                       -----------         -----------

                                        $ 93,616         $   116,600
                                       ===========         ===========

6.     Property and Equipment:

       Property and equipment, at cost, consists of the following:

                                              February 28,
                                          1998             1997

       Land                            $ 121,253         $  121,253
       Building                          197,836            197,836
       Equipment                         733,993            728,777
       Transportation equipment           52,090             52,090
                                    ---------------     -------------
                                       1,105,172          1,099,956
       Less accumulated depreciation     652,800            576,625
                                    ----------------    -------------

                                      $  452,372         $  523,331
                                    ================    =============

7.     Goodwill:

       Goodwill arising from the acquisition of Cadcom is being amortized over 40 years and consisted of the following:
                                                        February 28,
                                                 1998                  1997

       Excess of cost over net assets         $    32,625           $  32,625
       Less accumulated amortization                4,896               4,080
                                               ----------           ---------

                                              $    27,729           $  28,545
                                              ===========           =========
8.     Lease Commitments:

       Capital leases

       Cadcom leases certain manufacturing equipment under capital leases. The Company has capitalized manufacturing machinery in the amount of $365,100. Accumulated depreciation on this machinery at February 28, 1998 and 1997 was $273,313 and $228,615, respectively.

       Operating leases

     Cadcom rents its Milford, Connecticut facility under a non-cancellable operating lease from MCREHI. The minimum annual lease payments under this lease were $41,400. MCI and USBL leased office space in the same building on a month-to-month basis for $1,000 per month. Accordingly, the rent charges have been eliminated in consolidation.

9.     Note and Mortgage Payable:

       The Company had the following loan obligations outstanding:

                                                                                       February 28,
                                                                                     1998       1997
       Mortgage, dated August 16, 1995 secured by a commercial
          building, interest at 7.98%, with monthly payments over
          20 years of approximately $1,000 per month.  The
          Company's president has guaranteed the mortgage                          $103,975   $107,560

       Term bank loan,  secured by Company assets,  with interest at 8.06%, with monthly payments of $612,  including
          interest,  through November 2001, collateralized by
          Cadcom's assets                                                            23,680       --
                                                                                   --------   --------
                                                                                    127,655    107,560
       Less current portion                                                           9,504      3,184
                                                                                   --------   --------

                                                                                   $118,151   $104,376
                                                                                   ========   ========

       Maturities of notes and mortgages are as follows:

                        Years Ending
                        February 28,

                            1999                                  $      9,500
                            2000                                        10,200
                            2001                                        11,100
                            2002                                        10,100
                            2003                                         5,300
                         Thereafter                                     81,500

                                                                  $    127,700

10.    Related Party Transactions:

       Spectrum Associates, Spectrum Associates' parent company, Synercom, Inc. and MCI are entities controlled and operated by MCI's president and members of his immediate family. This group also owns a significant portion of the minority interest in the USBL. In addition, the capital leases (see Note 8) are payable to Spectrum Associates. Until February 28, 1992, Cadcom was a 100% owned subsidiary of Synercom, Inc. Synercom, Inc. sold its 100% interest in Cadcom to MCI. As part of this agreement MCI granted to Synercom a right of first refusal to purchase all of the Cadcom shares sold to MCI should MCI propose to transfer said shares to a third party. This right of first refusal is effective through February 28, 2002, and is collateralized by all of Cadcom's assets.

       Substantially all of the notes due to shareholders carry an interest rate of 6% per year.

       Substantially all of Cadcom's sales are to Spectrum Associates and as of February 28, 1998 and 1997 all of the Company's accounts receivable are due from Spectrum Associates.

       MCI, through its subsidiary, MCREHI, purchased from Genvest, a partnership controlled by the Company's president and his immediate family, a commercial building in Milford, Connecticut for $320,000 during the fiscal year ended February 29, 1996.

11.    Non-Cash Transactions:

       The USBL entered into the following non-cash transactions during the fiscal year ended February 28, 1998:

               o The sale of an additional five franchises for 2,000,000 negotiable advertising due bills from an independent cable television network. The USBL has valued these due bills at $250,000. The deferred charge on the balance sheet of $684,062 represents the unused amount of the deferred advertising expense relating to the advertising due bills earned through fiscal 1998. These advertising due bills can be traded for various goods and services and they can be assigned sold or transferred. However, they are not recognized as currency in the United States although they can be traded as such. The credits will be amortized at the time the advertising is utilized. The total of 6,000,000 advertising due bills were recorded at a substantial discount from their face value. However, if the Company is unable to realize the recorded value of this asset, a significant reduction in overall equity may result.

               o The Company issued 20,000 shares of its stock to a consultant in exchange for his services during fiscal 1998. The value of the shares were charged to earnings based upon their fair market value on September 1, 1997 of $23,563.

               o The Company recognized advertising income in exchange for airline tickets and merchandise value at $30,000 during fiscal year ended February 28, 1998.

       The USBL entered into non-cash transactions during the fiscal year ended February 29, 1997 including:

               o The sale of 5 franchises for 2,000,000 negotiable advertising due bills from an inde pendent cable television network. The USBL has valued these due bills at $250,000.

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

12.    Stock Options:

       During the fiscal year ended February 28, 1995, the Company granted its officers options to purchase 400,000 shares of common stock at $.25 per share. 100,000 of these options were exercised in June 1995, however, the shares have not been issued and, accordingly, a liability of $25,000 has been included in accrued expenses. The remaining 300,000 options were extended through February 28, 2005.

       The Company was party to employment agreements, which were terminated in fiscal 1998, with two officers which provided for the issuance of stock options in lieu of cash salary. During the year ended February 28, 1997, the officers were granted options to purchase 168,000 shares of common stock at an exercise price of $1 per share. The excess of the trading value of the stock on the date of grant over the exercise price of the options ($21,000) was recorded as compensation expense in 1997. No options were granted under these agreements in 1998.

       If the Company accounted for its stock options under the fair value method of SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's net loss and loss per share would have increased to the pro forma amounts indicated below:
                                    Years Ended
                                    February 28,
                              1998               1997

       Net loss:
         As reported     $      (72,521)   $   (30,863)
         Pro forma             (159,521)      (125,783)
       Loss per share:
         As reported     $         (.01)   $      (.01)
         Pro forma       $         (.04)   $      (.03)

       The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants:
                                  Years Ended
                                  February 28,
                              1998            1997

Dividend yield                -0-            -0-
Expected volatility           90.29%         19.06%
Risk free interest rate       5.5%           6.875%
Expected lives                5 years        10 years

       As compensation for marketing services, relating to future equity offerings in fiscal 1996, the Company granted its advisor 25,000 options to purchase common stock at the market value on the date of the contract (February
1996) per share. These options are exercisable between July 1996 and July 1998. An additional 25,000 options, with similar terms, will be granted contingent upon successful future equity offerings.

13.    Stockholders' Equity:

       During the year ended February 28, 1997, MCI issued 148,000 options to its officers as compensation, in accordance with APB No. 25 compensation expense is recorded and accordingly, additional paid in capital was increased by $21,000, the value of the options.

       During the year ended February 28, 1997, MCI's majority owned subsidiary issued stock and recorded increased additional paid in capital of approximately $140,000. Approximately 65% of this increase is attributable to the majority shareholder and has been recorded as an increase in the consolidated financial statements.

14.    Savings Plan:

       The Company has an employee savings plan that qualifies as a deferred salary arrangement under Section 403(k) of the Internal Revenue Code. Under the Savings Plan, participating employees may defer a portion of their pretax earnings, up to the Internal Revenue Service annual contribution limit. Management has elected not to contribute discretionary employer matching.

15.    Fair Value of Financial Instruments:

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

16.    Income Taxes:

       The provision for income taxes consists of the following:

                                          February 28,
                                   1998                  1997
       Current:
         Federal                  $   -                $  -
         State and local             253                 10,039
                                  -------              ---------
                                     253                 10,039
                                  -------              ---------
       Deferred:
         Federal                  -                       -
         State and local          -                       -
                                  ----------           --------
                                  -                       -
                                  ----------           --------

                                  $   253              $ 10,039
                                  =======              =========

       The components of the net deferred taxes as of February 28, 1998 are as follows:

       Deferred tax assets:
         Net operating loss carryforward                 $       715,000
         Allowance for realization of assets                    (715,000)
                                                         ----------------

                                                         $       -

       A reconciliation between the actual income tax expense and income taxes computed by applying the statutory federal income tax rate to income before taxes is as follows:

                                                               February 28,
                                                          1998           1997

       Computed income tax (credit) at 34%              $ (6,700)    $  (12,000)
       Increase (decrease) in taxes resulting from:
         Addition to allowance for realization of
           deferred tax asset NOL carryforward             6,700         12,000
         State and local taxes                               253         10,039
                                                        --------     -----------

                                                        $    253     $   10,039
                                                        ========     ===========