Form 10-Q
period 1998-05-31
MEISENHEIMER CAPITAL INC
filed 1999-01-13
CIK 747574

SECURITIES AND EXCHANGE COMMISSION
                             Washington D.C. 20549

                                  FORM 10-QSB

                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


       For the Three Months Ended                  Commission File Number
              May 31, 1998                                0-21547


                           MEISENHEIMER CAPITAL, INC.
                                  46 Quirk Road
                           Milford, Connecticut 06460
                                Tel: 203-877-9501


                Delaware                                06-1101766
        (State of Incorporation)            (I.R.S. Employer Identification No.)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days.      Yes
                                        No  X


As of January 6, 1999, the latest practicable date, there were 4,477,084 shares of Common Stock outstanding, $.01 par value.

                           MEISENHEIMER CAPITAL, INC.

                                      INDEX

                                                                         PAGE

PART I.           FINANCIAL INFORMATION

     Item 1.  Unaudited Financial Statements:

          Consolidated Balance Sheet - May 31, 1998...........................3

          Consolidated Statement of Operations for the
          Three Months Ended May 31, 1998 and 1997............................4

          Consolidated Statement of Stockholders' Equity for the
          Three Months Ended May 31, 1998 and 1997............................5

          Condensed Statement of Cash Flows for the
          Three Months Ended May 31, 1998 and 1997............................6

          Notes to Consolidated Financial Statements........................7-8


     Item 2.   Management's Discussion and Analysis of
               Financial Condition and Results of Operations..................9


PART II.  OTHER INFORMATION..................................................10

                   MEISENHEIMER CAPITAL, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheet
                               As of May 31, 1998
                                   (Unaudited)

                                     ASSETS
Current Assets:
     Accounts receivable                                                        $    144,351
     Inventories                                                                     107,695
     Investments                                                                     115,126
     Other current assets                                                              3,615
                                                                                ------------

Total Current Assets                                                                 370,787

Property and equipment, net                                                          442,565
Goodwill, net                                                                         27,525
Prepaid advertising credits                                                          746,562
                                                                                ------------

TOTAL ASSETS                                                                    $  1,587,439
                                                                                ============

                                   LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
   Current Liabilities:
     Bank overdraft                                                             $     15,410
              Accounts payable and accrued expenses                                  217,985
     Note and mortgage payable - current portion                                       8,874
     Capital lease obligations                                                        26,961
     Loans payable - stockholders                                                    597,967
     Taxes payable                                                                     4,000
                                                                                ------------

Total Current Liabilities                                                            871,197

Note and mortgage payable, net of current portion                                    116,431

Minority interest                                                                    228,000

Total Liabilities                                                                  1,215,628

Stockholders' Equity:
   Common stock, $.01 par value; 10,000,000
     shares authorized; 4,477,084 shares
     issued and outstanding                                                           44,771
   Additional paid-in-capital                                                      3,367,008
   Treasury stock, at cost, 1,000 shares                                                (686)
   Unrealized loss on available for sale
     securities                                                                     (104,400)
   Deficit                                                                        (2,934,882)

Total Stockholders' Equity                                                           371,811

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                      $  1,587,439
                                                                                =  =========

                 See Notes to Consolidated Financial Statements

                   MEISENHEIMER CAPITAL, INC. AND SUBSIDIARIES
                Comparative Consolidated Statement of Operations
                                   (Unaudited)


                                                     Three Months               Three Months
                                                         Ended                  Ended
                                                       05/31/98                 05/31/97
Revenues

Net Sales                                            $     196,966              $     196,134
Franchise fees and related revenues                        381,194                    132,086
                                                     -------------              -------------

                                                           578,160                    328,220
                                                     -------------              -------------

Operating Expenses

Cost of goods sold                                         140,189                    155,221
Selling, general and team expenses                         143,049                    220,215
                                                     -------------              -------------

                                                           283,238                    375,436
                                                     -------------              -------------

Income (loss) from operations                              294,922                    (47,216)
                                                     -------------              --------------

Other Income (Expense)

Interest expense                                            (3,942)                    (6,227)
Interest income                                                152                        160
Other income                                                 1,345                      7,184

Minority Interest                                          100,000                    (30,000)

Income Tax Provision                                         4,000                      1,500
                                                     -------------              -------------

Net Income (Loss)                                    $     188,477              $     (17,599)
                                                     =============              ==============

Earnings Per Share                                   $           0.04           $          0.00
                                                     ================           ===============

Weighted Average Shares Outstanding                      4,477,084                  4,477,084
                                                     =============              =============



                 See Notes to Consolidated Financial Statements

                   MEISENHEIMER CAPITAL, INC. AND SUBSIDIARIES
                 Consolidated Statement of Stockholders' Equity
                  For Three Months Ending May 31, 1998 and 1997
                                   (Unaudited)

                                                                                                 Unrealized
                                    Common Stock          Additional      Treasury Stock            Loss on
                                                           Paid-in                               Available for
                                 Shares       Amount       Capital       Shares      Amount     Sale Securities        Deficit
                               ------------- ---------   ------------    -------     ------     ---------------    --------------
        MAY 31, 1997
Balance, March 1, 1997            4,477,084     $44,771    $3,367,008      0          $ 0         $(62,078)      $   (3,050,838)
   Marketable securities                                                                            3.793
     valuation adjustment
   Net Loss                                                                0           0                                (17.599)
                               ------------- ---------   ------------    -------     ------     ---------------   --------------
Balance, May 31, 1997             4,477,084     $44,771    $3,367,008      0          $ 0         $(58,285)      $   (3,068,437)
                                  =========     =======    ==========      =          ===         =========      ===============

                                                                                                 Unrealized
                                    Common Stock          Additional      Treasury Stock            Loss on
                                                           Paid-in                               Available for
                                 Shares       Amount       Capital       Shares      Amount     Sale Securities        Deficit
                               ------------- ---------   ------------    -------     ------     ---------------    --------------
        MAY 31, 1998

Balance, March 1, 1998            4,477,084     $44,771    $3,367,008    1,000       $686            $ 0            $(3,123,359)
Marketable securities                                                                             (104,400)
   valuation adjustment
Net Income                                                                                                              188,477
                               ------------- ---------   ------------    -------     ------     ---------------    --------------
Balance, May 31, 1998             4,477,084     $44,771    $3,367,008    1,000       $686        $(104,400)         $(2,934,882)
                                  =========     =======    ==========    =====       ====        ==========      ===============


                 See Notes to Consolidated Financial Statements

                   MEISENHEIMER CAPITAL, INC. AND SUBSIDIARIES
                      Consolidated Statement of Cash Flows
                                   (Unaudited)

                                                                      Three Months     Three Months
                                                                      Ended 5/31/98    Ended 5/31/98
Cash Flows From Operating Activities:
     Net Income (loss)                                                $  188,477       $  (17,599)
Adjustments  to  reconcile  net  income  (loss)
to net cash  provided  (used) by operating activities:
     Minority interest                                                   100,000          (30,000)
     Loss on Partnership investment                                            0            9,375
     Depreciation and amortization                                        15,534           20,301
(Increase) decrease in assets:
     Accounts receivable                                                 (53,210)           3,569
     Inventories                                                         (14,079)           3,383
     Other current assets                                                  2,472           (3,847)
     Prepaid advertising credits                                         (62,500)               0
(Decrease) increase in liabilities:
     Accounts payable and accrued expenses                                (7,978)          55,084
     Taxes payable                                                         4,000                0

Net Cash Provided by Operations                                          172,716           40,266
                                                                         -------          -------

Cash Flows from Investing Activities:
         Purchase of property and equipment                               (5,523)               0
         Purchase of investments                                         (90,600)            (920)

Net cash (used) in investing activities                                  (96,123)            (920)
                                                                          ------              ---

Cash Flows from Financing Activities:
         Payments on note and mortgage payable                            (2,350)            (964)
         Payments on capital lease obligations                           (11,727)         (22,475)
         Payments to shareholders, net                                   (10,086)          (3,407)
         Unrealized loss on available for sale securities               (104,400)               0

Net cash (used) in financing activities                                 (128,563)         (26,846)
                                                                         -------           ------

Net (decrease) increase in cash                                          (51,970)          12,500
                                                                          ------           ------

Cash, beginning of period                                                 36,560           11,371
                                                                          ------           ------

(Overdraft) Cash, end of period                                       $  (15,410)      $   23,871
                                                                          ======           ======

Supplemental Disclosures
         Interest Paid                                                $    3,942       $    4,413

                 See Notes to Consolidated Financial Statements

Meisenheimer Capital, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Three Months Ended May 31, 1998


Note 1 Basis of Presentation

The interim financial statements furnished reflect all adjustments which, in the opinion of management, are necessary to present a fair presentation of the financial position at May 31, 1998 and cash flows and results of operations for the three month period ended May 31, 1998 and 1997. The financial statements should be read in conjunction with the summary of significant accounting policies and notes to financial statements included in the company's form 10 - KSB for the fiscal year ended February 28, 1998. The results of operations for the three months ended May 31, 1998 and 1997 are not necessarily indicative of the results to be expected for the year.

Note 2 Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Meisenheimer Capital, Inc. (MCI) and its subsidiaries Cadcom, Inc. (Cadcom), Meisenheimer Capital Real Estate Holdings, Inc (MCREHI), and the United States Basketball League, Inc. (USBL) (collectively the Company). All subsidiaries, except the USBL, are 100% owned by MCI. The USBL is a 61.55% owned subsidiary. All intercompany accounts and balances have been eliminated.

Note 3 Investment in Marketable Securities

The Company has adopted FASB statement number 115, Accounting for Certain Investments in Debt and Equity Securities. This statement requires that investments in debt and equity securities be designated as trading, held to maturity, or available for sale. Management considers the Company's marketable securities to be available for sale. Available for sale securities are reported at approximate market value. The Company recorded a charge to operations of $104,400 for the three months ended February 28, 1998.

Note 4 Inventories

As of May 31, 1998, inventories have been estimated (based upon gross profit method for manufacturing inventories and upon perpetual inventory records for USBL inventory).

Inventories consisted of the following as of May 31, 1998:

Raw Materials                                        $    5,728
Work in Process                                          16,012
Finished Goods                                           65,855

Manufacturing Inventory                                  87,595

USBL Inventory                                           20,100

               Total                                 $  107,695

Note 5 Earnings Per Share

Earnings per share were computed by dividing net earnings by the weighted number of shares of common and common stock equivalents outstanding during the period.

Meisenheimer Capital, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Three Months Ended May 31, 1998


Note 6 Related Party Transactions

Spectrum Associates, Spectrum's parent company Synercom, Inc. and MCI are entities controlled by MCI's president and members of his immediate family. This group also owns a significant portion of the minority interest in the USBL. In addition, the capital leases are payable to Spectrum Associates. Until February 28, 1992, Cadcom was a 100% subsidiary of Synercom, Inc. Synercom sold its 100% interest in Cadcom to MCI. As part of this agreement, MCI granted Synercom a right of first refusal to purchase all of the shares of Cadcom should MCI purpose to transfer said shares to a third party. This right of first refusal is effective through February 28, 2002, and is collateralized by all of Cadcom's assets.

Revenues recorded from related parties, mainly Spectrum Associates, approximated $185,227 or 32% of total revenue for the three month period ended May 31, 1998.

Note 7 Income Taxes

Effective December 1, 1993, the Company has adopted FASB Statement number 109, Accounting for Income Taxes, which requires a liability approach to financial accounting and reporting for income taxes.

As of May 31, 1998, the Company had available approximately $1,400,000 in net operating losses available as an offset to future taxable income. A deferred tax asset has been reduced to zero by an allowance for realization of assets.

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

Note 9 Lease Commitments

Cadcom leases certain manufacturing equipment under capital leases. The company has capitalized manufacturing equipment in the amount of $365,100. Future minimum lease payments, net of interest and taxes are $26,961 as of May 31, 1998.

Cadcom and the USBL lease space in a building owned by MCREHI. All rent charges,
and  income,   from  these   intercompany   dealings  have  been  eliminated  in
consolidation.

Meisenheimer Capital, Inc. and Subsidiaries
Management Discussion and Analysis of Financial
Condition and Results of Operations


Results of Operations

Revenues for the three month period ended May 31, 1998, totaled $578,160. This represented a 76% increase from the corresponding period ended May 31, 1997. This increase was due, mainly, to the increase of USBL revenues from non cash transactions consisting of initial franchise fees amounting to $62,500 for advertising credits and the sale of an additional franchise for $225,000 for marketable securities. Machined parts sales by the Company's Cadcom subsidiary remained substantially, the same as in prior year period.

Gross Profit from machined parts amounted to $56,771 for the three months ended May 31, 1998, (29% of sales) compared to $40,913 (21% of sales) in the corresponding period in the prior year.

Selling, general and team expenses were $77,166 less than the same three month period last year. The decrease is mainly attributed to management reducing overhead expenses.

Interest Expense, net of interest income, decreased by approximately $2,277 for the three month period ended May 31, 1998, as compared to the comparable period in 1997. This reflects decreases in debt obligations.

Consolidated net income increased from the three month period ending May 31, 1997, from a net loss of ($17,599) to the same three month period ending May 31, 1998, of a net income of $188,477.

Liquidity and Capital Resources

The Company had a net working capital deficit of $500,410 at May 31, 1998.

The Company's statement of cash flows reflects an overall decrease in cash of $51,970 for the three month period ended May 31, 1998.

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

PART II.          OTHER INFORMATION


Item 1   Legal Proceedings
                           None

Item 2   Changes in Securities
                           None

Item 3   Defaults on Senior Securities
                           None

Item 4   Submission of Matters to a Vote of Shareholders
                           During the three  months  ended May 31,  1998,  there
                  were no matters submitted to a vote of security holders through the solicitation of proxies or otherwise.

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

                                      MEISENHEIMER CAPITAL, INC.
                                      (Registrant)

                                      /s/ Daniel T. Meisenheimer III
                                      Daniel T. Meisenheimer III
                                      Chairman and President

                                      /s/ Richard C. Meisenheimer
                                      Richard C. Meisenheimer
                                      Vice President, Secretary and Director

Date:   January 8, 1999