Form 10-Q
period 1998-08-31
MEISENHEIMER CAPITAL INC
filed 1999-01-13
CIK 747574

SECURITIES AND EXCHANGE COMMISSION
                             Washington D.C. 20549

                                  FORM 10-QSB

                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


       For the Six Months Ended                    Commission File Number
            August 31, 1998                                0-21547


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

                           MEISENHEIMER CAPITAL, INC.

                                      INDEX

                                                                         PAGE

PART I.           FINANCIAL INFORMATION

     Item 1.  Unaudited Financial Statements:

          Consolidated Balance Sheet - August 31, 1998........................3

          Consolidated Statement of Operations for the
          Three Months and Six Months Ended
          August 31, 1998 and 1997............................................4

          Consolidated Statement of Stockholders' Equity for the
          Six Months Ended August 31, 1998 and 1997...........................5

          Condensed Statement of Cash Flows for the
          Six Months Ended August 31, 1998 and 1997...........................6

          Notes to Consolidated Financial Statements........................7-8


     Item 2.   Management's Discussion and Analysis of
               Financial Condition and Results of Operations..................9


PART II.  OTHER INFORMATION..................................................10

                   MEISENHEIMER CAPITAL, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheet
                              As of August 31, 1998
                                   (Unaudited)


                                     ASSETS
Current Assets:
   Cash                                              $    3,943
   Accounts receivable                                   55,431
   Inventories                                          123,551
   Investments                                           67,726
   Other current assets                                   2,743
                                                          -----
Total Current Assets                                    253,394

Property and equipment, net                             429,497
Goodwill, net                                            27,321
Prepaid advertising credits                             809,062
                                                        -------
TOTAL ASSETS                                         $1,519,274
                                                     ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
   Current Liabilities:
     Accounts payable and accrued expenses           $  274,828
     Note and mortgage payable - current portion         11,634
     Capital lease obligations                           18,922
     Loans payable - stockholders                       616,803
     Taxes payable                                        4,000
                                                          -----
Total Current Liabilities                               926,187

Note and mortgage payable, net of current portion       159,270

Minority interest                                       185,000

Total Liabilities                                     1,270,457

Stockholders' Equity:
   Common stock, $.01 par value; 10,000,000
     shares authorized; 4,477,084 shares
     issued and outstanding                              44,771
   Additional paid-in-capital                         3,367,008
   Treasury stock, at cost, 1,000 shares                   (686)
   Unrealized loss on available for sale securities    (151,800)
   Deficit                                           (3,010,476)
                                                     -----------

Total Stockholders' Equity                              248,817

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          $ 1,519,274
                                                    ============


                 See Notes to Consolidated Financial Statements

                   MEISENHEIMER CAPITAL, INC. AND SUBSIDIARIES
                Comparative Consolidated Statement of Operations
                                   (Unaudited)

                                                  Three            Three                  Six               Six
                                                 Months           Months                Months            Months
                                                  Ended            Ended                 Ended             Ended
                                                08/31/98         08/31/97              08/31/98          08/31/97
Revenues

   Net sales                                 $     206,766     $    190,042          $    403,732      $    386,176
   Franchise fees and
     related revenues                              146,267          325,481               527,461           457,567
                                                   -------          -------               -------           -------

                                                   353,033          515,523               931,193           843,743
                                                   -------          -------               -------           -------

Operating Expenses

   Cost of goods sold                              171,704          130,634               311,893           285,855
   Selling, general and
     team expenses                                 295,279          245,571               438,328           465,786
                                                   -------          -------               -------           -------

                                                   466,983          376,205               750,221           751,641
                                                   -------          -------               -------

Income (loss) from operations                     (113,950)         139,318               180,972            92,102
                                                  --------          -------               -------            ------

Other Income (Expense)                              (4,644)         (10,074)               (7,089)           (8,957)

Minority Interest                                   43,000          (26,000)              (57,000)            4,000

Income Tax Provision                                    -            (1,750)               (4,000)           (3,250)
                                                        --           ------                ------            ------

Net Income (Loss)                            $     (75,594)    $    101,494          $    112,883      $     83,895
                                             =     =======     =    =======          =    =======      =     ======

(Loss) Earnings Per Share                    $     (0.02)      $       0.02          $       0.03      $       0.02
                                             ===========       ============          ============      ============

Weighted Average Shares
     Outstanding                                 4,477,084        5,012,690             4,477,084         5,012,690
                                                 =========        =========             =========         =========



                 See Notes to Consolidated Financial Statements

                   MEISENHEIMER CAPITAL, INC. AND SUBSIDIARIES
                 Consolidated Statement of Stockholders' Equity
                 For Six Months Ending August 31, 1998 and 1997
                                   (Unaudited)

                                                                                         Unrealized
                                                                                          Loss on
                                     Common         Additional         Treasury          Available
                                      Stock          Paid-in            Stock             for Sale
                                Shares    Amount     Capital        Shares  Amount       Securities       Deficit

Balance, March 1, 1997        4,477,084   $ 44,771   $ 3,367,008      -      $  -     $  (62,078)    $ (3,050,838)

   Marketable securities
     valuation adjustment            -          -             -       -         -          2,567               -

   Net income                        -          -             -       -         -             -            83,895
                                     --         --            --      --        --            --           ------

Balance, August 31, 1997      4,477,084   $ 44,771   $ 3,367,008      -      $  -     $  (59,511)    $ (2,966,943)
                              =========   = ======   = =========      ==     =  ==    =  =======     = ==========



Balance, March 1, 1998        4,477,084   $ 44,771   $ 3,367,008     1,000   $ 686    $       -      $ (3,123,359)

   Marketable securities
     valuation adjustment            -          -             -         -       -       (151,800)              -

   Net income                        -          -             -         -       -             -           112,883
                                     --         --            --        --      --            --          -------

Balance, August 31, 1997      4,477,084   $ 44,771   $ 3,367,008     1,000   $ 686    $ (151,800)    $ (3,010,476)
                              =========   = ======   = =========     =====   = ===    = ========     = ==========


                 See Notes to Consolidated Financial Statements

                   MEISENHEIMER CAPITAL, INC. AND SUBSIDIARIES
                      Consolidated Statement of Cash Flows
                                   (Unaudited)

                                                                                 Six Months            Six Months
                                                                                    Ended                 Ended
                                                                                  08/31/98              08/31/97
Cash Flows From Operating Activities:
   Net Income                                                                   $    112,883         $      83,895
   Adjustments to reconcile  net income  (loss) to net
     cash  provided  (used) by operating activities:
       Minority interest                                                              57,000                (4,000)
       Loss on Partnership investment                                                     -                 18,750
       Depreciation and amortization                                                  31,068                35,350
       (Increase) decrease in assets:
         Accounts receivable                                                          35,710                18,402
         Inventories                                                                 (29,935)               (2,991)
         Other current assets                                                          3,344                (8,342)
         Prepaid advertising credits                                                (125,000)             (223,750)
       (Decrease) increase in liabilities:
         Accounts payable and accrued expenses                                        48,865                83,457
         Taxes payable                                                                 4,000                    -
                                                                                       -----                    --

Net cash provided by operations                                                      137,935                   771
                                                                                     -------                   ---

Cash Flows From Investing Activities:
   Purchase of property and equipment                                                 (7,785)                   -
   Purchase of investments                                                           (43,200)                 (920)
                                                                                     -------                  ----

Net cash (used) in investing activities                                              (50,985)                 (920)
                                                                                     -------                  ----

Cash Flows From Financing Activities:
   Payments on note and mortgage payable                                            (106,751)               (1,781)
   Proceeds from mortgage                                                            150,000
   Advances on credit line                                                                                  25,000
   Payments on capital lease obligations                                             (19,766)              (66,838)
   Payments from shareholders, net                                                     8,750                45,499
   Unrealized loss on available for sale securities                                 (151,800)                   -
                                                                                    --------                    --

Net cash (used) in financing activities                                             (119,567)                1,880
                                                                                    --------                 -----

Net (decrease) increase in cash                                                      (32,617)                1,731

Cash, beginning of period                                                             36,560                11,371
                                                                                      ------                ------

Cash, end of period                                                             $      3,943         $      13,102
                                                                                =      =====         =      ======

                 See Notes to Consolidated Financial Statements

Meisenheimer Capital, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Six Months Ended August 31, 1998


Note 1 Basis of Presentation

The interim financial statements furnished reflect all adjustments which, in the opinion of management, are necessary to present a fair presentation of the financial position at August 31, 1998 and cash flows and results of operations for the six month period ended August 31, 1998 and 1997. The financial statements should be read in conjunction with the summary of significant accounting policies and notes to financial statements included in the company's form 10 - KSB for the fiscal year ended February 28, 1998. The results of operations for the six months ended August 31, 1998 and 1997 are not necessarily indicative of the results to be expected for the year.

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

Note 3 Investment in Marketable Securities

The Company has adopted FASB statement number 115, Accounting for Certain Investments in Debt and Equity Securities. This statement requires that investments in debt and equity securities be designated as trading, held to maturity, or available for sale. Management considers the Company's marketable securities to be available for sale. Available for sale securities are reported at approximate market value. The Company recorded a charge to operations of $151,800 for the six months ended August 31, 1998.

Note 4 Inventories

As of August 31, 1998, inventories have been estimated (based upon gross profit method for manufacturing inventories and upon perpetual inventory records for USBL inventory).

Inventories consisted of the following as of August 31, 1998:

Raw Materials                           $    2,660
Work in Process                             32,580
Finished Goods                              68,211
Manufacturing Inventory                    103,451
USBL Inventory                              20,100
                                            ------

           Total                        $  123,551
                                        =  =======

Meisenheimer Capital, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Six Months Ended August 31, 1998


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

Revenues recorded from related parties, mainly Spectrum Associates, approximated $371,809 or 39% of total revenue for the six month period ended August 31, 1998.

Note 7 Income Taxes

Effective December 1, 1993, the Company has adopted FASB Statement number 109, Accounting for Income Taxes, which requires a liability approach to financial accounting and reporting for income taxes.

As of August 31, 1998, the Company had available approximately $1,300,000 in net operating losses available as an offset to future taxable income. A deferred tax asset has been reduced to zero by an allowance for realization of assets.

Note 8 Mortgage and Notes Payable

On August 16, 1995 the Company secured a mortgage with Fleet Bank as collateral for a 20 year term loan of $120,000 on a commercial building that the Company acquired. Monthly payments are approximately $1,000, including interest at 7.98%. During August 1998 the Company refinanced the mortgage for $150,000 for 15 years at 7.06%. The monthly payments are approximately $1,362 including interest. On August 12, 1997, the company negotiated a $25,000 credit line with Fleet Bank at a rate of prime plus 1.5%. The company used the proceeds to retire a capital lease obligation.

Note 9 Lease Commitments

Cadcom leases certain manufacturing equipment under capital leases. The company has capitalized manufacturing equipment in the amount of $365,100. Future minimum lease payments, net of interest and taxes are $18,922 as of August 31, 1998.

Cadcom and the USBL lease space in a building owned by MCREHI. All rent charges,
and  income,   from  these   intercompany   dealings  have  been  eliminated  in
consolidation.

Meisenheimer Capital, Inc. and Subsidiaries
Management Discussion and Analysis of Financial
Condition and Results of Operations


Results of Operations

Revenues for the six month period ended August 31, 1998, totaled $931,193. This represented a 10% increase from the corresponding period ended August 31, 1997. This increase was due, mainly, to the increase of USBL revenues from non cash transactions consisting of initial franchise fees amounting to $125,000 for advertising credits. Machined parts sales by the Company's Cadcom subsidiary remained substantially, the same as in prior year period.

Gross Profit from machined parts amounted to $91,839 for the six months ended August 31, 1998, (23% of sales) compared to $100,321 (26% of sales) in the corresponding period in the prior year.

Selling, general and team expenses were $27,458 less than the same six month period last year. The decrease is mainly attributed to management reducing overhead expenses.

Interest Expense, net of interest income, decreased by approximately $500 for the six month period ended August 31, 1998, as compared to the comparable period in 1997. This reflects decreases in debt obligations.

Consolidated net income increased from the six month period ending August 31, 1997, from a net income of $83,895 to the same six month period ending August 31, 1998, of a net income of $112,883.

Liquidity and Capital Resources

The Company had a net working capital deficit of $672,793 at August 31, 1998.

The Company's statement of cash flows reflects an overall decrease in cash of $32,617 for the six month period ended August 31, 1998.

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

                  None

Item 3   Defaults on Senior Securities

                  None

Item 4   Submission of Matters to a Vote of Shareholders

                  During the six months  ended  August 31,  1998,  there were no
         matters   submitted  to  a  vote  of  security   holders   through  the
         solicitation of proxies or otherwise.

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