Form 10KSB
period 1999-02-28
MEISENHEIMER CAPITAL INC
filed 2000-04-12
CIK 747574

SECURITIES AND EXCHANGE COMMISSION
                       450 FIFTH STREET, N.W.
                       WASHINGTON, D.C. 20549

                            Form 10-KSB

                  FOR ANNUAL AND TRANSITION REPORTS
                PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

[ X ] Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934 For the fiscal year ended February 28, 1999 or [ ] Transitional Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934 For the transition period from to

                   Commission File Number 0-21547

                      MEISENHEIMER CAPITAL, INC.
        Exact Name of registrant as specified in its charter)

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

Securities registered pursuant to Section 12(b)of the Act:Common Stock - $.01 par value

Securities registered pursuant to Section 12(g) of the Act:

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [ X ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [ ]

State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing:
$263,252.

                        APPLICABLE ONLY TO CORPORATE REGISTRANTS

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

The number of shares of the registrant's Common stock outstanding as of June 1, 1999 was 4,477,084 shares.

                            Part I

ITEM 1.           DESCRIPTION OF OUR BUSINESS

General

Meisenheimer Capital, Inc. ("MCI") was organized under the laws of the State of Delaware in December 1983. In 1984, we made an initial public offering pursuant to a Registration Statement on Form S-18 which was declared effective by the Securities and Exchange Commission on or about July 27, 1984. Pursuant to the offering, we sold 1,130,000 units at $1.00 a unit for net proceeds of approximately $995,000. Each unit consisted of one share of our common stock and one warrant entitling the holder to purchase one additional share of our common stock. The warrants expired in April 1985.

Since 1984, we have been engaged, through our subsidiary, the United States Basketball League, Inc. ("USBL") in the business of developing and managing a professional basketball league, the United States Basketball League (the "League"). In 1992, we acquired another subsidiary, Cadcom, Inc. ("Cadcom"), incorporated in the State of Connecticut in 1987. Cadcom is engaged in the business of manufacturing component parts for high tolerance aircraft parts. In August 1995, We established another wholly owned subsidiary, Meisenheimer Capital Real Estate Holdings Inc. ("MCR") to acquire the office and factory that we had been previously leasing.

We own approximately 52% of the issued and outstanding stock of our USBL subsidiary, which consists of both common and preferred stock. Approximately 31% of the outstanding stock of USBL is owned by the principals of MCI, members of their immediate family (the "Meisenheimer Family"). The balance of 17% is owned by members of the public. We own all of the issued and outstanding stock of our Cadcom and MCR subsidiaries.

We have been delinquent in our filings of reports with the Securities and Exchange Commission. (See "Risk Factors".) We failed to timely file the form 10-KSB for the fiscal year ending February 28, 1999 (fiscal 1999), which was due no later than June 10, 1999. The Form 10- KSB now being filed is for fiscal 1999.

Our USBL Subsidiary

Our USBL subsidiary owns and manages the League. The League was originally established in 1984 to provide a professional summer basketball league. The participating players are either recent college graduates or free agents not under contract with teams in the National Basketball Association (the "NBA") or are players under contract to foreign teams but who are permitted to play in the United States in their off-season. The League provides a vehicle for these players to improve their skills and further affords the players the opportunity to showcase their professional ability and possibly to be selected by one of the teams in the NBA. The League's season is generally from early May to early July of each year and was designed specifically to give the players the opportunity to be scouted by NBA teams and possibly be selected to participate in the various summer camps of the individual teams comprising the NBA. These summer camps are normally held in the latter part of July and August of each year. To date, approximately 125 USBL players have made NBA rosters after playing with teams in the League. USBL also provides a training program for referees who aspire to referee in the NBA. To date, a total of 15 people trained by our USBL subsidiary have served as referees in the NBA.

Each team comprising the League has an active roster of twelve players during the season, and each team plays 26 games per season. The League also has playoffs at the conclusion of the regular season. The season ending July 1998 (fiscal 1999) marked the League's 13th season.

Since the inception of the League to the present time, the number of active franchises has fluctuated from seven to our present high for the 1999 season of 13 franchises. The current active franchises, divided into the Southern, Mid-Atlantic and Northern Divisions, are located in Atlanta, Georgia (the Atlanta Trojans); Sarasota, Florida (the Gulf Coast SunDogs); Raleigh, North Carolina (the Raleigh Cougars); Tampa, Florida (the Tampa Bay Windjammers); Salina, Kansas (the Kansas Cagerz); Washington, DC (the Washington DC Congressionals); Atlantic City, New Jersey (the Atlantic City Seagulls); Franklin, New Hampshire (the New Hampshire Thunder Loons); Fairfield, Connecticut (the Connecticut Skyhawks); Oyster Bay, New York (the Long Island
Surf); Lehigh, Pennsylvania (the Pennsylvania ValleyDawgs); Ocean, New Jersey (the New Jersey Shorecats); and Brooklyn, New York (the Brooklyn Kings). In addition, MCI owns two inactive franchises which pay annual royalty fees.

Since 1984 and up to the end of the fiscal year ended February 28, 1999 (fiscal
1999), our USBL subsidiary had sold a total of 33 franchises at various prices ranging from $10,000 to $150,000. One of our affiliates also paid $100,000 for a franchise. The current asking price for a franchise is $300,000; however, it is not anticipated that USBL will receive the asking price of $300,000 for the near future because generally speaking, the individual franchises have not operated at a profit. See "Risk Factors."

During the past five fiscal years, fiscal 1995 through fiscal 1999, our USBL subsidiary sold franchises to non-affiliates for cash as set forth below:


        Franchise                              Sales Price        Cash Received
1.      Mississippi Coast Gamblers               $100,000            $ 25,000
2.      Florida Sharks                           $ 75,000            $ 75,000
3.      Carolina Cardinals                       $250,000            $ 45,000
4.      Atlantic City Seagulls                   $150,000            $ 50,000
5.      New Hampshire Thunder Loons              $300,000            $ 75,000
6.      New Jersey Shorecats                     $150,000            $ 75,000
7.      Washington DC Congressionals             $300,000            $ 90,000
8.      Tampa Bay Windjammers*                   $200,000*
9.      Kansas Cagerz                            $ 75,000            $ 45,000

        Franchise                              Sales Price         Cash Received
10.     Raleigh Cougars - started 1997          $ 200,000            $ 50,000
11.     Brooklyn Kings - started 1991           $ 150,000            $ 75,000
12.     Pennsylvania ValleyDawgs - started 1999 $  75,000            $ 50,000

*Sold to American Independent Network in return for advertising credits valued at $200,000.

Unless the sales price has been paid in full at the time of purchase, each of the foregoing franchises is required to pay the full sales price over time, and in the event payments are not met, our USBL subsidiary retains the right to repossess the franchise.

At least 17 of the 33 franchises previously sold have been terminated because of non-payment of franchise obligations and/or the full sales price. In addition, during the fiscal year ended February 29, 1996 (fiscal 1996), our USBL subsidiary sold five franchises in a barter transaction, receiving in exchange 2,000,000 units of negotiable television advertising due bills. During the first quarter of fiscal 1997, USBL also entered into an agreement with the same party to receive an additional 2,000,000 units of negotiable television advertising due bills in exchange for five additional franchises. The 4,000,000 units of advertising time are with American Independent Network ("AIN") which employs satellite transmissions to certain affiliated television stations in approximately 90 cities throughout the United States. Management had originally valued the advertising due bills received in fiscal 1996 and the first quarter of fiscal 1997 at $500,000. For Fiscal 1998 the due bills were valued at $684,062. During Fiscal 1999, we acquired 2,000,000 additional units from AIN in exchange for five more franchises. We have concluded that the cumulative value of the total of all units as of the end of Fiscal 1999 is approximately $484,000. See "Financial Information." USBL has already used approximately 300,000 units to broadcast certain selective League games. During fiscal 1999, USBL did not use any of the units. USBL may use the remainder of the available television time to broadcast our games or, in the alternative, sell off the available television time assuming that USBL can locate buyers. The barter transaction requires that the 15 franchise teams must be established within ten years from the date of the transactions. We have no assurance that any of the franchises will ever be established. In addition, USBL retain the right to approve or disapprove the ultimate franchisee.

Under the standard franchise agreement employed by our USBL subsidiary, the term of the franchise is for ten (10) years with rights of renewal. In addition to the initial purchase price for the franchise, the franchisees are currently required to pay an annual royalty fee of $15,000 per year. Currently, six of the franchises are in arrears in their annual royalty fees. USBL has the right to terminate these franchises for failure to pay the annual royalty but has elected not to do so. In addition, because of USBL's goal to have the League expand, USBL has waived annual royalty fees in the past under certain circumstances, particularly situations where the franchise has not been operating profitably.

The franchise agreement employed by our USBL subsidiary also entitles USBL to receive television revenues on a sharing basis with the teams in connection with any television broadcasting of national or regional games. To date, USBL has not received any revenues. The franchise agreement also provides for USBL to receive revenues from the sale of team and league merchandise. Revenues from these sources have been negligible. The franchise agreement also requires USBL to use its good faith efforts to obtain sponsorships for each team and the league. Such sponsorship is generally from local or national corporations. The sponsorships, which for the last several years have been negligible, have generally taken the form of free basketballs, uniforms, air line tickets and discount accommodations for teams when they are required to travel. We believe that if the number of franchises continues to grow, we will be able to attract some meaningful sponsorships which would help defray the operating costs of each franchise.

From the inception of the League to date, only two of the current franchises have operated profitably. This has been primarily due to the inability of our USBL subsidiary, because of insufficient capital, to properly promote the League, and USBL's inability to attract any meaningful sponsorships for the individual teams. Likewise, gate attendance for some teams has historically been poor. As a result, the sale of additional franchises either to maintain a constant level of active franchises or to expand the League has historically proven difficult for USBL.

From the inception of the League, our USBL subsidiary has generally operated at a loss. This has been due to the poor sales of franchises and the inability of the franchisees to pay their annual royalty fees. As a result, both MCI and USBL have been dependent on loans and advances from officers, directors and their affiliates to support operations. See "Financial Information" and "Certain Relationships and Related Transactions." In addition, for fiscal years ended 1996, 1997, 1998 and 1999 our auditors and USBL's auditors have qualified their opinions based on their concerns expressed as to the ability of both MCI and USBL to continue as going concerns. See "Risk Factors" and "Financial Information".

Our USBL subsidiary currently employs four full-time employees, consisting of USBL president and League commissioner Daniel T. Meisenheimer III ("D. Meisenheimer"), a director of administration, a director of public relations and a director of operations. During the League season, USBL also employs additional staff, including approximately 50 referees and statisticians who are paid on a per game basis.

Future Plans of USBL

Our USBL subsidiary has, as its ultimate goal, the establishment of at least sixty (60) franchises throughout the United States, consisting of fifteen (15) teams in four regional divisions. This would result in regional play-off games and then a final championship series. USBL is also attempting to develop a formal association with the NBA. During fiscal 1998, the NBA selected USBL to handle a pre-draft camp for the Korean Basketball League for which it received a nominal fee. At the present time, the Continental Basketball Association (the "CBA"), a league consisting of nine teams, is regarded as the minor league of the NBA, and as such, receives financial support from the NBA. USBL believes that a formal association with the NBA would enhance the value of the franchises and attract more significant gate attendance, but to date USBL has not been able to promote a formal relationship with the NBA. Likewise, USBL intends to use some of the television time available to us to broadcast more games, which USBL believes would create additional fan interest and possibly serve to attract additional franchisees. However, given the difficulties encountered by USBL to date in the sale of additional franchises, it is doubtful that USBL will achieve its long-range goals unless USBL can raise additional capital to properly promote the League. While gate attendance has been poor historically, there has been some growth over the past four seasons. For fiscal 1999, there was an increase in attendance of 16% over fiscal 1998, and fiscal 1998 reflected a 14% increase over fiscal 1997. If gate attendance continues to increase, this may make it easier to interest third parties to invest in new franchises, but there can be no assurance that USBL will be successful. See"Risk Factors."

Our Cadcom Subsidiary

Our subsidiary Cadcom, Inc. ("Cadcom") was incorporated in Connecticut in 1987. Cadcom is wholly owned by us and was acquired by us in February 1992 from Synercom Inc. Inc. ("Synercom"), a corporation owned and controlled by the Meisenheimer Family, which consists of D. Meisenheimer III, Richard Meisenheimer, D. Meisenheimer and Mary Ellen Meisenheimer, the father and mother of D. Meisenheimer III and Richard Meisenheimer. D. Meisenheimer passed away in September, 1999 (Fiscal 2000).

Our Cadcom subsidiary operates as a subcontractor manufacturing aluminum and stainless steel components for high tolerance aircraft parts for both fixed wing aircraft and helicopters which components are mainly used in pressure switches, fuel valves and various indicators and instruments. Approximately ninety-eight percent (98%) of Cadcom's business is derived from orders it receives from Spectrum Associates Inc. ("Spectrum"), a Connecticut corporation owned and controlled by Synercom. See "Risk Factors." Spectrum manufacturers crash resistant breakaway valves, pressure switches, indicators and other specialized components for the aircraft industry. Approximately fifteen (15%) percent of Spectrum's revenues are derived from orders from Sikorsky Aircraft Inc. and thirty (30%) percent is derived from orders from various divisions of the U.S. Armed Forces and the Department of Defense. The balance of Spectrum's orders are from other major aircraft manufacturers. Spectrum contracts with Cadcom as a subcontractor for approximately 35% of Spectrum's requirements for aluminum and stainless steel components and could supply Cadcom with additional business; however, Cadcom does not presently have the capacity or work force to accept additional business. Cadcom is presently making efforts to diversify its customer base to eliminate its dependence upon Spectrum; however, there can be no assurances that Cadcom will be able to diversify its customer base.

Our Cadcom subsidiary's manufacturing process is controlled by rigid standards established by both the Federal Aviation Authority ("FAA") and the Department of Defense. The manufacturing process utilizes highly sophisticated computer-controlled turning and milling machinery. Approximately thirty (30%) percent of the equipment is rented by Cadcom under capital leases from Synercom. In fiscal 1999, Cadcom accounted for approximately 69% of the total revenues generated by MCI and subsidiaries. In prior years, Cadcom accounted for almost all of our revenues. Because of Cadcom's dependency on Spectrum, any decline in Spectrum's business would have an adverse impact on Cadcom's results of operations. See "Risk Factors." Cadcom is actively seeking other outside business to lessen its dependency on Spectrum.

Our Cadcom subsidiary employs ten (10) people consisting of a plant manager and office manager and seven factory personnel.

Our Real Estate Subsidiary

We also have another wholly owned subsidiary, Meisenheimer Capital Real Estate Holdings ("MCR"), which owns the property at 46 Quirk Road, Milford, Connecticut, where all of our officer are located. Each of our subsidiaries pays rent to MCR. For a description of the property, see "Description of Property."

Government Regulation

Because our USBL subsidiary is actively engaged in the sale of franchises, it is required to comply with the laws established by those states in which it has offered and currently offers franchises. Such compliance includes registering as a franchisor and approval of the franchise agreement with appropriate state agencies. Our USBL subsidiary is currently in full compliance in seven states and the District of Columbia.

Our Cadcom subsidiary is subject to manufacturing standards established by both the FAA and the Department of Defense. As such, it is subject to inspection by the FAA and the Department of Defense to insure that the manufacturing process and the end products comply with such regulations. Likewise, Cadcom is subject to both local and state environmental regulations. As of this date, Cadcom is in full compliance with all local and state regulations.

RISK FACTORS.

Our operating history does not reflect profitable operations.

Our operating history does not reflect any profitable operations. Since the inception of the Company in 1984, we have been attempting to develop the League. Our operations to date have not been profitable and unless and until we can increase the sale of franchises and at the same time attract franchisees who are able or willing to incur significant costs to develop their respective franchises, we will continue to operate at a loss.

Because of our historical poor revenue and earnings, our auditors have for the last four years qualified their opinion and expressed their concern as to our ability to continue to operate as a going concern. Shareholders and prospective shareholders should weigh this factor carefully in considering the merits of our company as an investment vehicle.

We have not been able to realize the full sales value of a franchise.

Generally speaking, we have not been able to collect the full sales price for a franchise because of the League's overall poor historical performance. As such, we have sold franchises for far less than what we perceive their value to be, and additionally, been required to extend terms for payment as an inducement to the franchisee to purchase the franchise. As a result, our revenues have been affected and will continue to be affected until such time as we are able to realize the full value for these franchises.

We have been dependent on loans and revenues from affiliates to sustain our operations.

Because our revenues from third parties have been insufficient to sustain our operations, we have been historically dependent on revenues, loans and advances from the Meisenheimer family to assist in financing the Company. If members of the Meisenheimer family elected not to continue to advance loans to us or have their affiliated company, Spectrum Inc., stop doing business with us, our operations could be drastically impaired.

We are dependent on corporate sponsorships which have been negligible.

The financial success of the individual franchises is dependent on corporate sponsorship to help defray costs. To date, corporate sponsorship has been negligible and as a result the franchises have had to absorb expenses which would have been supported by corporate sponsorship. As a result, profits of each franchise have been affected and in many instances the franchises have been operating at a loss. Until such time as the League can attract meaningful sponsorship, earnings, if any, of the individual franchises will be impacted.

Our basketball season competes with other professional sporting events.

Our season from May to early July is designed to afford players with the opportunity to showcase their professional ability to the teams comprising the National Basketball Association ("NBA") and to be possibly selected to participate in NBA teams' summer camps in the latter part of July and August. As such, our schedule competes with outdoor sporting events such as baseball, golf and tennis and our season comes at a time when spectators would prefer to be outdoors rather than indoors in an arena. These factors have impacted the League's overall attendance.

We lack sufficient capital to promote the League.

In order for the League to become successful, we have to promote the League. Historically and up to the present time, we have lacked sufficient capital to properly promote the League. Promotion will achieve two objectives: (i) create fan interest, and (ii) franchise interest. Until such time that we can properly promote the League we do not anticipate any significant fan interest. While attendance has recently improved, it is still not significant. Additionally, interest in franchises has not significantly increased and without real promotional efforts, we do not anticipate any significant increase in franchises.

Our Cadcom subsidiary is dependent on one customer.

Our Cadcom subsidiary is completely dependent on the business it receives from Spectrum, an affiliated company owned and controlled by the Meisenheimer family. Spectrum is Cadcom's sole customer and provides Cadcom with approximately one-third of Spectrum's machine parts requirements. Spectrum could provide additional orders to Cadcom; however, Cadcom's capacity is such that it is presently unable to accept additional orders because of its limited manufacturing capacity. Unless we can raise additional monies to augment Cadcom's manufacturing capacity, there well could be little future growth for Cadcom. Our Cadcom subsidiary has historically provided us with positive cash flow.

Historically we have been dependent on Cadcom's sales to generate positive cash flow for the Company. The operation of USBL has been unable to generate any significant cash flow to maintain our operations. We are solely dependent on Cadcom for cash flow and in the event Spectrum decided to withhold orders from Cadcom, this would have a severe impact on the Company until Cadcom could find other sources of business.

The Meisenheimer family exercises significant control over us.

The Meisenheimer family, consisting of Daniel T. Meisenheimer III, Richard C. Meisenheimer and Mary Ellen Meisenheimer, and companies they control own approximately 73% of our outstanding stock and as such control the daily affairs of the business as well as significant corporate actions. Additionally, the Meisenheimer family controls the Board of Directors and as such shareholders have little or no influence.

Our Stock has been delisted from the over the counter bulletin board.

Because of our failure to timely file periodic reports with the Securities and Exchange Commission (the "SEC"), our stock has been delisted by the NASD from the Over the Counter Bulletin Board. Our stock will therefore only trade in the "Pink Sheets" until such time that we can become compliant with our filings and our filings are accepted by the SEC.

We may be sanctioned by the SEC

We may be sanctioned by the SEC because our failure to timely file our periodic reports. We have no way of predicting what, if any, action the SEC might institute; however, in the event the SEC does institute proceedings this could have an effect on the market price of our stock.

ITEM 2.           DESCRIPTION OF PROPERTY

In August 1995, we, through our other wholly-owned subsidiary, Meisenheimer Capital Real Estate Holdings ("MCR"), acquired the real estate at 46 Quirk Road, Milford, Connecticut, from Genvest, a limited partnership whose partners consist of MCI president D. Meisenheimer III and the Meisenheimer Family. Prior to the purchase, the property had formerly been leased by us and our subsidiaries from Genvest. The property consists of a building housing office and manufacturing space of approximately 6,000 square feet. Our USBL subsidiary currently pays a $1,000 a month rent for approximately 1,500 square feet under a lease which expires on December 31, 1999. Our Cadcom subsidiary pays $3,250 a month for approximately 3,500 square feet under a lease which expires on December 31, 1999. A portion of the space is also rented to unaffiliated parties, which provides approximately $8,400 of rental income per year. The consideration paid to Genvest for the property consisted of the issuance of 200,978 shares of our common stock plus cash of $120,000. MCR borrowed funds of $120,000 from a financial institution which loan is secured by a 20-year mortgage on the property. The loan is guaranteed by MCI, our president D. Meisenheimer III and Richard C. Meisenheimer ("R. Meisenheimer"), chief financial officer, vice president and secretary of MCI.


ITEM 3.           LEGAL PROCEEDINGS

There are no legal proceedings pending or threatened against us.


ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fiscal year ended February 28, 1999 no matters were submitted to a vote of security holders.

                                        Part II

ITEM 5.           MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
                  STOCKHOLDER MATTERS

Market Information

Our common stock trades on the NASDAQ Bulletin Board under the symbol "MEIS." The following is the range of high and low closing bid prices for each quarter for the fiscal years ended February 28, 1998 and February 28, 1999:


                                                        Fiscal 1998
                                                   High             Low
First Quarter Ended 5/31/97                      $0.75            $0.4375
Second Quarter Ended 8/31/97                     $0.625           $0.375
Third Quarter Ended 11/30/97                     $0.625           $0.25
Fourth Quarter Ended 2/28/98                     $0.4375          $0.375


                                                        Fiscal 1999
                                                   High             Low
First Quarter Ended 5/31/98                      $0.71875         $0.3125
Second Quarter Ended 8/31/98                     $0.50            $0.375
Third Quarter Ended 11/30/98                     $0.375           $0.1875
Fourth Quarter Ended 2/28/99                     $0.25            $0.17


The foregoing closing bid prices (high and low) for each quarter represent quotations between dealers without adjustments for retail markups, markdowns or commissions and may not represent actual transactions, as reported by the National Association of Securities Dealers Composite Feed or other qualified inter-dealer quotation medium.(1)

--------
(1)Our stock was delisted from the NASDAQ Bulletin Board on February 9, 2000 because of our failure to timely file periodic reports with the SEC. The price of our stock is now quoted in the "pink sheets."

Approximate Number of Equity Security Holders

There were approximately 350 holders of our common stock as of May 15, 1999. This figure is based on information supplied by our transfer agent. The foregoing also includes shareholders whose stock is held at brokerages in "street" name.

Dividends

We have not paid any dividends since inception of our business, and we do not anticipate paying any dividends in the foreseeable future.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF FINANCIAL OPERATIONS

FISCAL YEAR 1999 COMPARED TO FISCAL YEAR 1998

Results of operations

Revenues for the fiscal year ended February 28, 1999 ("Fiscal 99") were $1,485,695 as compared to revenues of $1,379,217 for the fiscal year ended February 28, 1998 ("Fiscal 98"). Revenues for the basketball league operations, including franchise and royalty fees increased by approximately $74,000 after elimination of inter-company transactions. USBL received advertising, due bills valued at $250,000 in both Fiscal 99 and Fiscal 98. In addition, revenues from Cadcom's manufacturing operations increased by approximately $32,000 in Fiscal 99 as compared to Fiscal 98.

Operating expenses for Fiscal 99 decreased by approximately $52,000 to $1,275,000 compared to $1,327,000 in Fiscal 1998. The slight decrease represents management's continued pressure to reduce its operating overhead. In addition, management recorded an allowance of $450,000 for the impairment of its investment in the advertising due bills that have been received in recent years in exchange for franchises. This allowance represents the Company's best estimate of the continuing value of the advertising due bills. The Company continues to explore the best way to utilize these credits and has entered into negotiations with the television network in an effort to liquidate their investment.

Consolidated net loss for Fiscal 99 amounted to $196,188, as compared to $72,521 for Fiscal 98. The increase in the loss is primarily attributable to the allowance for the impairment in the value of the advertising credits amounting to $450,000 partially offset by increased revenue of $106,478, decreased operating expenses of $51,871, decreased interest expense of $10,966 and a the lack of a loss on the sale of investments that occurred in Fiscal 98 in the amount of $65,019.

Liquidity and Capital Resources

The Company's working capital deficiency decreased by approximately $28,000 to $602,000 at February 28, 1999, as compared to $630,000 at February 28, 1998. This decrease was caused primarily by the increase in inventories of approximately $63,000 offset, in part, by increases in loans from stockholders and accounts payable and accrued expenses.

The Company continues to make efforts to resolve its working capital deficiency by seeking additional equity capital, It is anticipated that the major potential for growth lies in the Company's investment in the USBL. Management is endeavoring to capitalize on its investment in the advertising credits to expand the recognition of the USBL and generate advertising income in the future.

The Company's statement of cash flows for Fiscal 99 reflects cash used in operations of approximately $85,000, reflecting a net loss of $196,000 increased by non-cash income sources such as advertising credits of $250,000 and minority interest of $62,000, offset by a reduction for the impairment in the value of the due bills amounting to $450,000. The statement also reflects the utilization of approximately $9,000 of cash for the purchase of fixed assets. Cash amounting to $38,000 was raised from mortgage proceeds on the real estate property and loans from stockholders amounted to $93,000. The Company also repaid debt related to capitalized leases in the amount of approximately $24,000.

The Company and its wholly-owned subsidiaries file a consolidated federal income tax return, and as of February 28, 1999, they had approximately $600,000 in net operating loss carryforwards available to offset future taxable income. USBL files a separate federal tax return.

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

ITEM 7.           FINANCIAL STATEMENTS (Appearing after Index to Exhibits)

Page Report of Independent Certified Public Accountants F-1

Consolidated balance sheets as of February 28, 1999 and February 28, 1998 F-2

Consolidated statements of operations for the years ended February 28, 1999 and February 28, 1998 F-3

Consolidated statement of stockholders' equity for the years endedFebruary 28, 1999 and February 28, 1998 F-4

Consolidated statements of cash flows for the years ended February 28, 1999 and February 28, 1998 F-5

Notes to consolidated financial statements F-6 - F-13

                                        PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTER AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Directors, Executive Officers, Promoters and Control Persons

The following persons served as our directors and executive officers for the fiscal year ending February 28, 1999.


Name                             Age      Position

Daniel T. Meisenheimer III       48       Chairman of the Board, President
                                          and Treasurer
Richard C. Meisenheimer          45       Vice President, Chief Financial
                                          Officer, Secretary and Director
Daniel T. Meisenheimer, Jr.      71       Director

All directors hold office until the next annual meeting of stockholders and the election and qualification of their successors. Officers are appointed annually by our board of directors and subject to existing employment agreements serve at the discretion of our board. At the time of filing this Form 10-K, Mr. Daniel T. Meisenheimer, Jr. is no longer a director, having died on September 16, 1999. We are currently seeking another director to replace him.

Background of Executive Officers and Directors

Daniel T. Meisenheimer III has been Chairman of the Board and President of MCI since the inception of our business in 1984. D. Meisenheimer is also chairman of the board, president and treasurer of our USBL, Cadcom and MCR subsidiaries. Since 1982, D. Meisenheimer has also been employed as a vice president of Spectrum, which is Cadcom's sole customer. D. Meisenheimer is also a shareholder and director of Synercom Inc. ("Synercom"), a Meisenheimer family-owned holding company which owns all of the outstanding stock of Spectrum and which owns approximately twenty-two percent of our outstanding stock. Between 1981 and 1984, D. Meisenheimer owned and operated an investment advisory firm. Prior to that and from 1977 to 1981, D. Meisenheimer was employed as a registered representative with Merrill Lynch, Inc.

Richard C. Meisenheimer, brother of D. Meisenheimer, has been chief financial officer and secretary of MCI since inception of our business. R. Meisenheimer has also been associated with Spectrum in various capacities since 1976. In 1993, R. Meisenheimer became president of Spectrum, succeeding his father, Daniel T. Meisenheimer, Jr. R. Meisenheimer is also vice president, secretary and director of our USBL, Cadcom and MCR subsidiaries. R. Meisenheimer is also a director and shareholder of Synercom.

Daniel T. Meisenheimer, Jr., father of R. Meisenheimer and D. Meisenheimer, served as a director of MCI since inception of our business. Mr. Meisenheimer died in September 1999. He was also a director of our USBL, Cadcom and MCR subsidiaries. Mr. Meisenheimer was the founder of Spectrum in 1957 and served as its chairman and president until 1993, when his son R. Meisenheimer assumed the position of president. Mr. Meisenheimer remained chairman of Spectrum and served as president and a director of Synercom until his death.

Compliance with Section 16(a) of the Exchange Act

All officers, directors, and beneficial owners of more than 10% of common stock have complied with Section 16(a) of the Exchange Act.


ITEM 10.          EXECUTIVE COMPENSATION

MCI

Historically, our only two officers, D. Meisenheimer, Chairman and President and treasurer, and R. Meisenheimer, Chief Financial Officer and secretary, have not received any salaries from us. However, on March 1, 1994, we awarded D. Meisenheimer 200,000 options to purchase 200,000 shares of our common stock in recognition of past services to us. The options were exercisable at $0.25 a share. On June 5, 1995, D. Meisenheimer exercised options to purchase 100,000 shares. At the time of the exercise, the bid price for our common stock was $1.00 a share. D. Meisenheimer's remaining 100,000 unexercised options have expired. Also on March 1, 1994, R. Meisenheimer received 100,000 options in recognition of past services. Each option entitled R. Meisenheimer to purchase one share of our common stock at $0.25 per share. R. Meisenheimer did not exercise any options before their expiration. On March 1, 1996, we entered for the first time into employment agreements with D. Meisenheimer and R. Meisenheimer.

The agreement with D. Meisenheimer was for a period of two years expiring on February 28, 1998. For the first year Mr. Meisenheimer was to receive a salary of $2,000 a month. However, if in the opinion of our board of directors the payment of salary to Mr. Meisenheimer would have an adverse impact on our cash flow, then we were authorized to withhold payments. The agreement further provided that in the event any monthly salary was withheld, then for each month of salary omitted Mr. Meisenheimer was to receive 10,000 options. Each option entitled Mr. Meisenheimer to purchase one share of our common stock at $1.00 a share. The options were to be issued at the end of the fiscal year. During the second year of the employment agreement, Mr. Meisenheimer was to receive a monthly salary of $5,000 and if we elected not to pay Mr. Meisenheimer the cash salary, then he was to receive 10,000 options for each month of salary omitted, which options were to be issued at the end of the fiscal year. All of the options issued to D. Meisenheimer expire five years from the date of issue. At the present time, we have not entered into a new employment agreement with D. Meisenheimer. Further, D. Meisenheimer has not received any compensation for fiscal 1999 or for the first three quarters of fiscal 2000.

R. Meisenheimer's employment agreement was also for a period of two years and provided for a monthly salary of $400 per month. Pursuant to the agreement, our board of directors was also authorized to withhold payment of such salary if such payment would have an adverse impact on our cash flow. In that event, Mr. Meisenheimer was to receive 2,000 options for each month of salary omitted. Each option entitled Mr. Meisenheimer to purchase one share of our common stock at $1.00 per share. In the second year, Mr. Meisenheimer was to receive $800 a month, and if any salary was omitted, then 4,000 options would be issued for each month of salary omitted. All options were to be issued at the end of each fiscal year and expire five years from the date of issue.

Pursuant to the employment agreements, D. Meisenheimer only received a total of $4,000 of salary for fiscal 1997. R. Meisenheimer only received a total of $800 for fiscal 1997. Our board of directors elected to withhold any further payment of salaries for both individuals because of the impact it would have on our cash flow. For fiscal 1998, because of our decision not to pay salaries, D. Meisenheimer was entitled to receive 100,000 options and R. Meisenheimer was entitled to receive 20,000 options and elected not to take any for fiscal 1997. As a result of our financial condition, D. Meisenheimer and R. Meisenheimer agreed to terminate all compensation provisions of their employment agreements for fiscal 1998.

The following tables reflect the salaries received by D. Meisenheimer and R. Meisenheimer for the fiscal years ended February 28, 1999, 1998 and 1997:




                               SUMMARY COMPENSATION TABLE

                                                                          Long Term Compensation
                                       Annual Compensation              Awards             Payouts
(a)                           (b)        (c)         (d)    (e)          (f)          (g)         (h)    (i)
                                                                         Re-
                                                            Other      stricted    Securities
                                                           Annual       Stock     Underlying     LTIP   All Other
                                                           Compen-      Awarded     Options/    Payouts  Compen-
Name and Principal Position  Year      Salary($)  Bonus($) sation($)      ($)       SARs (#)      ($)    sation ($)

Daniel T. Meisenheimer III   1999         -0-     -0-         -0-          -0-          -0-          -0-     -0-
President and Treasurer
                             1998         -0-     -0-         -0-          -0-          -0-          -0-     -0-
                             1997        $4,000   -0-         -0-          -0-          -0-          -0-     -0-
Richard C. Meisenheimer      1999         -0-     -0-         -0-          -0-          -0-          -0-     -0-
Vice President and Secretary 1998         -0-     -0-         -0-          -0-          -0-          -0-     -0-
                             1997         $800    -0-         -0-          -0-          -0-          -0-     -0-


There were no options or stock appreciation grants in last fiscal year nor were there any option exercises in last fiscal year. Likewise, since neither D. Meisenheimer nor R. Meisenheimer elected to accept any options, they do not currently own any options.

Our USBL Subsidiary

In view of the fact that neither D. Meisenheimer nor R. Meisenheimer had received any compensation for services from USBL since its inception, on September 1, 1995, the USBL board of directors adopted an option program reserving 200,000 shares to provide each officer with 20,000 options on the first business day of each calendar year commencing January 1, 1996 and ending on January 1, 2000. Under the plan, each option entitled the holder to purchase one share of USBL common stock at an exercise price equal to the closing bid price on the date of grant. The options were to expire five years from date of grant or nine months after retirement of either officer. On January 2, 1996 (fiscal 1996) D. Meisenheimer and R. Meisenheimer each was entitled to receive 20,000 options exercisable into common stock at $2.25 a share, the closing bid price of USBL common stock on that date. D. Meisenheimer and R. Meisenheimer elected not to accept the options. In addition, on August 20, 1996, USBL and the two officers agreed to rescind the remainder of the option program.

On January 1, 1996, our USBL subsidiary entered into two-year employment agreements with D. Meisenheimer, who serves as president and chief executive officer of USBL, and R. Meisenheimer, who serves as vice president and chief financial officer of USBL. The employment agreement for D. Meisenheimer provided for a monthly salary of $2,000 during the first year and $5,000 a month for the second year. If, in the opinion of the USBL board of directors, the payment of salary would have an adverse impact on cash flow, then USBL was authorized to withhold the salary payments. For every month of salary omitted, D. Meisenheimer was to receive 10,000 options. Each option entitled D. Meisenheimer to purchase one share of USBL common stock at $1.00 a share. All options were to be issued at the end of each 12-month period. During the calendar year ended December 31, 1996, D. Meisenheimer received a total cash salary of $4,000 and received 100,000 options in lieu of salary, which D Meisenheimer elected not to take. D. Meisenheimer did not receive any salary for the months of January and February 1997 and as such was entitled to receive 20,000 options, which he also elected not to take.

R. Meisenheimer's employment agreement with our USBL subsidiary was similar to that of D. Meisenheimer, except that R. Meisenheimer was to receive a salary of $800 a month during the first year and $1,600 a month for the second year. For each month's salary omitted, R. Meisenheimer was to receive 4,000 options. Each option entitled R. Meisenheimer to purchase one share of USBL common stock at $1.00 a share. All options were to be awarded at the end of each year. During the calendar year ended December 31, 1996 (fiscal 1997), R. Meisenheimer received a total of $1,600 of salary and was entitled to receive 40,000 options in lieu of salary. R. Meisenheimer elected not to accept the options. R. Meisenheimer did not receive any salary for the months of January and February 1997 and was therefore entitled to receive 8,000 options, which he also elected not to accept. On March 1, 1997, both D. Meisenheimer and R. Meisenheimer agreed to terminate the compensation provisions of their employment agreements in view of USBL's financial condition.

The following table reflects the salaries received by D. Meisenheimer and R. Meisenheimer for the fiscal years ended February 28, 1997 and 1998:


                                                                     SUMMARY COMPENSATION TABLE
                                                                                               Long Term Compensation
                                                    Annual Compensation                  Awards             Payouts
       (a)                     (b)         (c)          (d)       (e)          (f)          (g)          (h)         (i)
                                                                               Re-
                                                                 Other       stricted    Securities
                                                                 Annual       Stock     Underlying       LTIP     All Other
                                                                 Compen-      Awarded     Options/      Payouts     Compen-
Name and Principal Position   Year      Salary($)    Bonus($)    sation ($)    ($)       SARs (#)        ($)     sation ($)

Daniel T. Meisenheimer III    1999         -0-          -0-         -0-          -0-          -0-          -0-         -0-
President & Chief Executive
Officer
                              1998         -0-          -0-         -0-          -0-          -0-          -0-         -0-
                              1997        $4,000        -0-         -0-          -0-          -0-          -0-         -0-
Richard C. Meisenheimer       1999         -0-          -0-         -0-          -0-          -0-          -0-         -0-
Chief Financial Officer & Vice
President                     1998         -0-          -0-         -0-          -0-          -0-          -0-         -0-
                              1997        $1,600        -0-         -0-          -0-          -0-          -0-         -0-


Option/SAR Grants in Last Fiscal Year and Option Exercises

There were no option or Sar grants in the last Fiscal Year, nor were there any option exercises in last fiscal year. Likewise, neither D. Meisenheimer nor R. Meisenheimer presently owns any stock options.

ITEM 11.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT

The following table sets forth certain information as of July 15, 1996 with respect to the beneficial ownership of our outstanding common stock by (i) any holder of more than five (5%) percent; (ii) each of our officers and directors; and (iii) the directors and officers of the Company as a group:

                                          Amount and Nature of   Approximate
Name and Address of Beneficial Owner      Beneficial Ownership  Percent of Class

Daniel T. Meisenheimer III (1)                 1,390,500               31%
c/o The United States Basketball League
46 Quirk Road
Milford, CT  06460

Richard C. Meisenheimer (2)                      369,500              8.6%
c/o The United States Basketball League
46 Quirk Road
Milford, CT  06460

Daniel T. Meisenheimer, Jr. (3)                  525,000             11.7%
c/o The United States Basketball League
46 Quirk Road
Milford, CT  06460

Synercom Inc. (4)                                980,000             22.5%
c/o The United States Basketball League
46 Quirk Road
Milford, CT  06460

Genvest L.P. (5)                                 200,978             4.4%
PO Box 470
Milford, CT  06460

All Officers and Directors as a Group 3,265,000 73.4%
_________________________
(1) D. Meisenheimer is the president of MCI. The shares listed above include shares owned by his wife and minor children. Included are 100,000 options issued to D. Meisenheimer in June, 1995 to purchase 100,000 shares of our common stock at $1.00 per share which D. Meisenheimer received in lieu of salary and 100,000 options awarded to D. Meisenheimer in September 1995 for past services. D. Meisenheimer and his family also own 425,000 shares of USBL common stock and 136,409 shares of USBL preferred stock.

(2) R. Meisenheimer is vice president and a director of MCI. The shares listed above include shares owned by his wife and minor children. Also included are 100,000 options awarded to R. Meisenheimer in September 1995 for past services.
R. Meisenheimer also owns 500 shares of USBL common stock and 77,875 of USBL preferred stock. In addition, Spectrum, of which R. Meisenheimer is president, owns 207,857 shares of USBL common stock and 240,000 shares of USBL preferred stock. The above figure does not include MCI shares owned by Synercom, of which
R. Meisenheimer is president.

(3) Daniel T. Meisenheimer, Jr., a director of MCI, was the father of D. Meisenheimer and R. Meisenheimer. He died in September 1999, and as of February 2000, there has been no disposition of his estate. The shares listed above include shares owned by his widow, Mary Ellen Meisenheimer. Mr. Meisenheimer also owned 5,000 shares of USBL common stock and 182,723 shares of USBL preferred stock. Mr. Meisenheimer was chairman of the board of Synercom.

(4) Synercom is owned jointly by D. Meisenheimer, R. Meisenheimer, the Estate of Daniel Meisenheimer, Jr., and his widow, Mary Ellen Meisenheimer. Synercom also owns all of the outstanding stock of Spectrum Associates, Inc. ("Spectrum"), which is the sole customer of our Cadcom subsidiary. As such, Synercom's ownership in MCI is considered as part of Management's ownership.

(5) Genvest L.P. is a limited partnership consisting of R. Meisenheimer as general partner and D. Meisenheimer, the Estate of Daniel T. Meisenheimer, Jr. and Mary Ellen Meisenheimer as limited partners.


ITEM 12.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Loans

For at least the last ten years, the principals of MCI and their affiliated companies have made loans to our USBL subsidiary. As of February 28, 1999 (Fiscal 1999), USBL was indebted to the principals or their affiliated companies in the principal sum of $298,045 together with accrued interest at six percent (6%) per annum of $121,299. All of the outstanding debt is payable upon demand. Of the foregoing amount, Spectrum is owed the principal sum of $123,752 plus accrued interest of $68,615. The principals (D. Meisenheimer, R. Meisenheimer and the Estate of Daniel T. Meisenheimer, Jr.) are owed $128,293 plus accrued interest of $52,684. The remainder of $46,000 is due from USBL to MCR, our real estate subsidiary, which is eliminated on the accompanying consolidated financial statements. See "Financial Information."

Our Cadcom Subsidiary

We acquired our Cadcom subsidiary in February 1992 from Synercom Inc., a company owned and controlled by the Meisenheimer Family. Cadcom is totally dependent upon orders received from Spectrum, a privately held company, also owned by the Meisenheimer Family. Currently, all of Cadcom's business is derived from Spectrum. See "Risk Factors." Intercompany pricing is done on "an arm's length" basis and with respect to orders from the military or the defense department is subject to competitive bid. Cadcom is paid by Spectrum in accordance with normal credit terms. In addition, when Cadcom was acquired by us from Synercom Inc., we granted Synercom Inc. the right of first refusal to reacquire Cadcom in the event we ultimately determined to sell Cadcom.

Capital Leases

In fiscal 1995, our Cadcom subsidiary entered into capital leases for new machinery. Cadcom is leasing the equipment from Synercom Inc. During fiscal 1996 Cadcom also entered into capital leases with Synercom for additional manufacturing equipment. The balance of outstanding lease payments as of February, 1999 due Synercom is $14,835. Monthly payments to Synercom for the leased equipment amounted to $4,300.

Ownership of Franchise

In 1988, our chief financial officer, vice president and secretary, R. Meisenheimer and several other individuals purchased, through a corporation, the active Connecticut Skyhawks franchise from our USBL subsidiary. The purchase price was $50,000, and annual royalty payments have been made to USBL for each year to date. On August 31, 1996, Spectrum, a company owned and controlled by the Meisenheimer Family, also purchased a franchise from USBL for $100,000. The franchise is not currently active but pays the annual royalty fee of $15,000.

Purchase of Real Estate

Prior to August 1995, we and our USBL and Cadcom subsidiaries had been renting office and manufacturing facilities from Genvest L.P., a limited partnership consisting of members of the Meisenheimer Family. See "Property." In August 1995 we, through our MCR subsidiary, purchased the property from Genvest, L.P., for $340,000 through the issuance of 200,978 shares of our common stock to Genvest, L.P., and borrowed the sum of $120,000 from a financial institution secured by a 20-year mortgage on the property. R. Meisenheimer has personally guaranteed the mortgage.

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

4.1      Form of Stock Certificate

4.2      Form of Option

10.1     Employment Agreement of Daniel T. Meisenheimer III with MCI

10.2     Employment Agreement of Richard C. Meisenheimer with MCI

10.3 Employment Agreement of Daniel T. Meisenheimer III with our subsidiary, The United States Basketball League, Inc. ("USBL")

10.4     Employment Agreement of Richard C. Meisenheimer with USBL

10.5 Mortgage Note between Fleet Bank, National Association and Meisenheimer Capital Real Estate Holdings, Inc. and Guaranty of MCI

10.6 Lease between Meisenheimer Capital Real Estate Holdings, Inc. and Cadcom, Inc.

10.7     Lease between Meisenheimer Capital Real Estate Holdings, Inc. and USBL

10.8 Equipment Lease Agreement between Synercom Inc. and our subsidiary, Cadcom, Inc., dated September 11, 1992

10.9 Equipment Lease Agreement between Synercom Inc. and our subsidiary, Cadcom, Inc., dated July 1, 1995

10.10    Standard Franchise Agreement of USBL

10.11 Agreement between USBL and Topaz Selections Ltd. for Barter Transaction for acquisition of advertising due bills in exchange for franchises


Index to Financial Information

F-1               Report of Independent Auditors

F-2               Consolidated Balance Sheets

F-3               Consolidated Statements of Operations

F-4               Consolidated Statement of Stockholders' Equity

F-5               Consolidated Statements of Cash Flows

F-6--F-13         Notes to Consolidated Financial Statements

                        Independent Auditors' Report





Board of Directors
Meisenheimer Capital, Inc.
Milford, Connecticut

We have audited the consolidated balance sheets of Meisenheimer Capital, Inc.
and Subsidiaries as of February 28, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Meisenheimer
Capital, Inc. and Subsidiaries as of February 28, 1999 and 1998 and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.

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



/s/ Holtz Rubenstein & Co., LLP
Holtz Rubenstein & Co., LLP



Melville, New York
May 27, 1999







                                    MEISENHEIMER CAPITAL, INC. AND SUBSIDIARIES

                                            CONSOLIDATED BALANCE SHEETS


                                                           February 28,
         ASSETS  (Note 9)                          1999               1998

CURRENT ASSETS:
   Cash                                          $ 47,881          $ 36,560
   Accounts receivable (Note 10)                   74,786            91,141
   Inventories (Note 5)                           156,531            93,616
   Investments (Note 4)                            24,526            24,526
   Other current assets                               600             6,087
       Total current assets                       304,324           251,930

PROPERTY AND EQUIPMENT, net (Notes 6, 8 and 9)    400,137           452,372
GOODWILL (Note 6)                                  26,913            27,729
PREPAID ADVERTISING CREDITS (Note 11)             484,062           684,062

                                            $   1,215,436     $   1,416,093

     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable and accrued expenses
     (Notes 10 and 12)                      $     259,448     $     225,963
   Capital lease obligation                        14,834            38,688
   Loans payable - stockholders (Note 10)         620,049           608,053
   Note and mortgage payable - current portion
     (Note 9)                                      12,118             9,504
       Total current liabilities                  906,449           882,208

NOTE AND MORTGAGE PAYABLE,
   net of current portion (Note 9)                153,134           118,151

MINORITY INTEREST IN CONSOLIDATED
  SUBSIDIARY                                       72,000           128,000

COMMITMENT (Note 10)

STOCKHOLDERS' EQUITY (Note 12):
   Common stock, $0.01 par value, 10,000,000
     shares authorized; 4,477,084 shares
     issued and outstanding                        44,771             44,771
   Additional paid-in capital                   3,361,008          3,367,008
   Deficit                                     (3,319,547)        (3,123,359)
   Treasury stock, at cost, 7,500 and 1,000
      shares                                       (2,379)              (686)
       Total stockholders' equity                  83,853            287,734

                                            $   1,215,436      $   1,416,093




                       See notes to consolidated financial statements



                                MEISENHEIMER CAPITAL, INC. AND SUBSIDIARIES

                                   CONSOLIDATED STATEMENTS OF OPERATIONS




                                                                                         Years Ended
                                                                     February 28,
                                                                  1999           1998
REVENUES:  (Notes 9 and 11)
   Net sales                                                $    788,743   $    756,191
   Franchise fees and related revenue                            696,952        623,026
       Total revenues                                          1,485,695      1,379,217

OPERATING EXPENSES:  (Notes 9 and 11)
   Cost of goods sold                                              2,694        609,392
Selling, general and team expenses                               653,204        718,377
Asset impairment                                                 450,000           -
       Total operating expenses                                1,725,898      1,327,769

       (Loss) income from operations                            240,203)         51,448

OTHER INCOME (EXPENSE):
   Realized loss on available-for-sale investments (Note 4)        -            (65,019)
   Interest expense                                             (19,566)        (30,532)
   Interest and other income                                       1,581            582
       Total other income (expense)                              (17,985)       (94,969)

LOSS BEFORE MINORITY INTEREST                                   (258,188)       (43,521)

MINORITY INTEREST IN NET (LOSS)
   INCOME OF SUBSIDIARY                                          (62,000)        29,000

NET LOSS                                                      $ (196,188)     $ (72,521)


NET LOSS PER SHARE                                                 $(.04)         $(.01)

WEIGHTED AVERAGE COMMON AND COMMON
   EQUIVALENT SHARES OUTSTANDING                               4,474,495      4,476,084









                                                        F-3


                                  See notes to consolidated financial statements



                                    MEISENHEIMER CAPITAL, INC. AND SUBSIDIARIES

                                  CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                                     (Note 12)




                                                                                      Unrealized
                                                                                        Loss on
                                                                         Additional   Available-
                                                      Common Stock        Paid-in     For-Sale   Treasury Stock
                                        Total       Shares     Amount    Capital     Investments  Shares  Amount    Deficit

Balance, March 1, 1997              $  298,863    4,477,084  $ 44,771  $ 3,367,008  $ (62,078)     -     $ -     $(3,050,838)

Comprehensive income (loss):
   Net loss                            (72,521)        -         -          -             -        -       -         (72,521)
   Marketable securities
     valuation adjustment               62,078         -         -          -          62,078      -       -         -
       Comprehensive loss              (10,443)

Purchase of treasury stock, net           (686)        -         -          -            -        1,000    (686)     -


Balance, February 28, 1998             287,734     4,477,084   44,771    3,367,008      -         1,000    (686)  (3,123,359)

Net loss/comprehensive loss           (196,188)        -          -         -           -          -         -      (196,188)

Purchase of treasury stock              (1,693)        -          -         -            -        6,500   (1,693)      -

Other                                   (5,000)        -          -         (5,000)      -          -        -         -

Balance, February 28, 1999              84,853     4,477,084  $44,771   $3,362,008     $ -        7,500 $ (2,379) $ (3,319,547)





                                  See notes to consolidated financial statements



                                    MEISENHEIMER CAPITAL, INC. AND SUBSIDIARIES

                                       CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                                           Years Ended
                                                                                          February 28,
                                                                                   1999                  1998
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                 $     (196,188)           $  (72,521)
   Adjustments to reconcile net loss to net
     cash used in operating activities:
       Minority interest                                                           (62,000)               29,000
       Prepaid barter credits                                                           -                50,000
       Prepaid advertising credits                                                (250,000)             (250,000)
       Realized loss on investment                                                      -                65,019
       Depreciation and amortization expense                                        62,116                72,303
Asset impairment                                                                   450,000                    -
       (Increase) decrease in assets:
         Accounts receivable                                                        16,355               (13,729)
         Inventories                                                               (62,915)               22,984
         Other current assets                                                        5,487                43,508
       Increase (decrease) in liabilities:
         Accounts payable and accrued expenses                                     (48,282)               51,344
                                                                                   110,761                70,429
       Net cash used in operating activities                                       (85,427)               (2,092)

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                                               (9,065)                 (528)
   Purchase of investments                                                              -                  (920)
       Net cash used in investing activities                                        (9,065)               (1,448)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from mortgage payable                                                  150,000                    -
   Payments on note and mortgage payable                                          (112,403)               (4,905)
   Proceeds from note payable - bank                                                    -                25,000
   Payments on capital lease obligation                                            (23,854)              (81,875)
   Advances from shareholders, net                                                  93,763                91,195
   Purchase of treasury stock                                                       (1,693)                 (686)
       Net cash provided by financing activities                                   105,813                28,729

NET INCREASE IN CASH AND CASH EQUIVALENTS                                           11,321                25,189

CASH AND CASH EQUIVALENTS, beginning of year                                        36,560                11,371

CASH AND CASH EQUIVALENTS, end of year                                           $  47,881          $     36,560

SUPPLEMENTAL DISCLOSURES:
   Cash payments made during the year:
     Interest                                                                    $  16,412           $    22,910
     Taxes                                                                       $   3,852           $    12,550


                                                        F-5


                                  See notes to consolidated financial statements



                             MEISENHEIMER CAPITAL, INC. AND SUBSIDIARIES

                             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               YEARS ENDED FEBRUARY 28, 1999 AND 1998

1.     Description of Business and Basis of Presentation:

Meisenheimer Capital, Inc. ("MCI") is a holding company, with three operating subsidiaries: Cadcom, Inc. ("Cadcom") (100% owned by MCI), Meisenheimer Capital
Real Estate Holdings, Inc. ("MCREHI") (100% owned by MCI), and the United States
Basketball League, Inc. ("USBL") (60.71% owned by MCI).

Cadcom, Inc. is a machine shop which manufactures aluminum and stainless steel aircraft parts. Substantially all of Cadcom's sales were to one customer, Spectrum Associates, an affiliate of MCI.

       MCREHI owns a commercial building in Milford, Connecticut.

The USBL operates a professional summer basketball league through franchises located in the eastern part of the United States.

The Company has a consolidated deficit of approximately $3,320,000. This factor, as well as the Company's reliance on related parties and significant non-cash transactions (see Notes 10 and 11) create an uncertainty as to the Company's ability to continue as a going concern. The Company is making efforts to revitalize the USBL by raising equity capital and marketing new franchises and Cadcom is trying to expand its machine shop business by seeking new customers for its services. However, there can be no assurance that the Company will be successful in accomplishing these objectives. Because of the uncertainties surrounding the ability of the Company to continue its operations, there is substantial doubt about the Company's ability to continue as a going concern.
The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

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



2.     Summary of Significant Accounting Policies:  (Cont'd)

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

       g. Income taxes

MCI, MCREHI and Cadcom file a consolidated federal income tax return. As of February 28, 1999, MCI and Cadcom had approximately $597,000 in net operating loss carryforwards available and the USBL had a net operating loss carryforward of approximately $1,403,000. Both loss carryforwards are available through February 28, 2017, to offset future taxable income

Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance has been fully provided for the aggregate deferred tax asset (approximately $800,000) resulting from the net operating loss carryforwards.

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

       i. Advertising costs

Advertising costs are expensed as incurred, and were approximately $88,000 and $74,000 for the years ended February 28, 1999 and 1998, respectively.





2.     Summary of Significant Accounting Policies:  (Cont'd)

       j. Loss per share

Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS
No. 128) establishes standards for computing and presenting earnings (loss) per share (EPS). SFAS No. 128 requires dual presentation of basic and diluted EPS.
Basic EPS excludes dilution and is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if stock options or convertible securities were exercised or converted into common stock.

Basic and diluted loss per share amounts were equivalent for the years ended
February 28, 1999 and 1998.

       k. Stock based compensation

The Company applies APB Opinion No. 25 and related interpretations in accounting for stock-based compensation to employees. Stock compensation to non-employees is accounted for at fair value in accordance with FASB Statement No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123").


l.       Comprehensive income (loss)

Other comprehensive income refers to revenues, expenses, gains and losses that under generally accepted accounting principles are included in comprehensive income but are excluded from net income as these amounts are recorded directly as an adjustment to stockholders' equity. The Company's other comprehensive income is comprises of net unrealized gain (loss) on marketable securities. The tax benefit or expense, as well as any reclassifications related to the components of other comprehensive income were not significant.

3.     Segment Information:

The consolidated financial statements include the accounts of Meisenheimer
Capital, Inc. and its three operating subsidiaries: Cadcom, Inc., Meisenheimer
Capital Real Estate Holdings, Inc. and the United States Basketball League, Inc.
The following summarizes the contribution to consolidated revenues and expenses by each company.

       Year ended February 28, 1999:

                                        MCI        USBL          MCREHI          Cadcom            Total
       Revenues from external
         customers $                12,000  $      426,552   $    8,400     $   788,743     $   1,235,695
       Intersegment revenues            -          130,000       63,500           -               193,500
       Interest and other revenue       -            1,572          -                 9             1,581
       Interest expense                 -            3,801       12,100           3,957            19,858
       Depreciation and
         amortization expense       31,250           4,573        5,028          42,704            83,555
       Segment (loss) profit      (208,201)       (310,965)      54,182          57,612          (407,372)
       Segment assets              795,356         752,447      347,486         547,126         2,442,415







3.       Segment Information:  (Cont'd)

       Year ended February 28, 1998:

                                        MCI        USBL       MCREHI          Cadcom       Total
       Revenues from external
         customers                   $  -       $ 686,676   $  11,350    $    756,191    $ 1,454,217
       Intersegment revenues          213,000     217,000      49,500            -           479,500
       Interest revenue                   396         145           4              37            582
       Interest expense                   196       9,548      11,791           8,997         30,532
       Depreciation and
         amortization expense            -          4,573       5,072          62,658         72,303
       Segment (loss) profit         (221,812)     57,516     (17,075)        (22,106)      (203,477)
       Segment assets                 902,974     835,467     308,518         523,355      2,570,314


       Reconciliation of Segment Information to Consolidated Amounts:
                                                                                        Years Ended
                                                                                        February 28,
                                                                                   1999         1998
       Revenues:
         Revenues                                                           $ 1,429,195      $1,933,717
         Elimination of  intersegment revenues                                 (193,500)       (479,500)
       Total consolidated revenue                                           $ 1,235,695      $1,454,217

       Profit or loss:
         Total loss from reportable segments                                $  (407,372)     $ (203,477)
         Elimination of intersegment profits                                    149,184        (159,956)
         Minority interest in net loss (income)
           of subsidiary                                                         62,000         (29,000)
       Net income  $                                                           (196,188)     $  (72,521)

       Assets:
         Total assets for reportable segments                               $ 2,442,415      $2,570,314
         Elimination of intercompany balances                                  (507,990)       (403,982)
         Elimination of intercompany investments                               (718,989)       (750,982)
       Total consolidated assets                                            $ 1,215,436      $1,416,093

4.     Investments in Marketable Securities:

Investments in available for sale securities consist of investments in equity securities. During 1998, the investments were written down to their estimated realized value for declines in their market value which, in the opinion of management, were other than temporary. The Company recorded a charge to operations of approximately $65,000 for this impairment.

5.     Inventories:

       Inventories consist of the following:
                                                                                February 28,
                                                                            1999         1998
       Cadcom:
          Raw materials                                                     $  14,124    $ 6,816
          Work in process                                                      36,208      9,300
          Finished goods                                                       87,699     59,000
       USBL inventory                                                          18,500     18,500

                                                                             $ 156,531      $ 93,616




6.     Property and Equipment:

       Property and equipment, at cost, consists of the following:
                                                                                 February 28,
                                                                               1999           1998
       Land                                                                 $  121,253     $ 121,253
       Building                                                                197,836       197,836
       Equipment                                                               743,079       733,993
       Transportation equipment                                                 52,090        52,090
                                                                             1,114,258     1,105,172
       Less accumulated depreciation                                           714,121       652,800

                                                                             $ 400,137     $ 452,372

7.     Goodwill:

Goodwill arising from the acquisition of Cadcom is being amortized over 40 years and consisted of the following:
                                                                                 February 28,
                                                                               1999       1998
Excess of cost over net assets                                               $ 32,625  $ 32,625
Less accumulated amortization                                                   5,712     4,896

                                                                             $  26,913 $ 27,729
8.     Lease Commitments:

Cadcom rents its Milford, Connecticut facility under a non-cancellable operating lease from MCREHI. The minimum annual lease payments under this lease were $41,400. MCI and USBL leased office space in the same building on a month-to-month basis for $1,000 per month. Accordingly, the rent charges have been eliminated in consolidation.


9.     Note and Mortgage Payable:

       The Company had the following loan obligations outstanding:

                                                                                  February 28,
                                                                               1999       1998
       Mortgage, dated August 10, 1998, secured by a commercial
         building, interest at 7.06%, with monthly payments of
         principal and interest of $1,362 through August 2008
         and a balloon payment of approximately $68,200
         payable in September 2008.                                        $  147,202   $   -

       Mortgage payable                                                         -         103,975

       Term bank loan, secured by Company assets, with interest
         at 8.06%, with monthly payments of $612, including
         interest, through November 2001, collateralized by
         Cadcom's assets.                                                      18,050      23,680
                                                                              165,252     127,655
       Less current portion                                                    12,118       9,504

                                                                           $  153,134   $ 118,151





9.     Note and Mortgage Payable: (Cont'd)

       Maturities of notes and mortgages are as follows:

                        Years Ending
                        February 28,
                            2000                                            $   12,100
                            2001                                                13,700
                            2002                                                12,900
                            2003                                                 8,200
                            2004                                                 8,700
                         Thereafter                                            109,700

                                                                            $  165,300

10.    Related Party Transactions:

Spectrum Associates, Spectrum Associates' parent company, Synercom, Inc. and MCI are entities controlled and operated by MCI's president and members of his immediate family. This group also owns a significant portion of the minority interest in the USBL. In addition, the capital leases are payable to Spectrum
Associates. Until 1992, Cadcom was a 100% owned subsidiary of Synercom, Inc.
Synercom, Inc. sold its 100% interest in Cadcom to MCI. As part of this agreement MCI granted to Synercom a right of first refusal to purchase all of the Cadcom shares sold to MCI should MCI propose to transfer said shares to a third party. This right of first refusal is effective through February 28, 2002, and is collateralized by all of Cadcom's assets.

Substantially all of the notes due to shareholders carry an interest rate of 6% per year.

Substantially all of Cadcom's sales are to Spectrum Associates and as of February 28, 1999 and 1998 all of the Company's accounts receivable are due from Spectrum Associates.

MCI, through its subsidiary, MCREHI, purchased from Genvest, a partnership controlled by the Company's president and his immediate family, a commercial building in Milford, Connecticut for $320,000 in 1996.

11.      Non-Cash Transactions:

The USBL entered into the following non-cash transactions during the fiscal year ended February 28, 1999:

o The Company received $66,000 of advertising and promotional services in lieu of cash, as consideration for franchise fees.

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





11.    Non-Cash Transactions: (Cont'd)

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

The deferred charge on the balance sheet at February 28, 1999 of $484,062 represents the unused amount of the deferred advertising expense relating to the advertising due bills earned through fiscal 1999. These advertising due bills can be traded for various goods and services and they can be assigned sold or transferred. However, they are not recognized as currency in the United States although they can be traded as such. The credit will be amortized at the time the advertising is utilized. The total of $8,000,000 advertising due bills were recorded at a substantial discount from their face value. However, if the Company is unable to realize the recorded value of this asset, a significant reduction in overall equity may result.

During the year ended February 28, 1999, the Company adjusted the carrying value of the due bills to their estimated fair value, resulting in a noncash impairment loss of $200,000.


12.    Stock Options:

During the year ended February 28, 1995, the Company granted its officers options to purchase 400,000 shares of common stock at $.25 per share. 100,000 of these options were exercised in June 1995, however, the shares have not been issued and, accordingly, a liability of $25,000 has been included in accrued expenses. On February 28, 1998, the remaining 300,000 options were extended through February 28, 2005.

During the year ended February 28, 1997, two officers were granted options to purchase 168,000 shares of common stock at an exercise price of $1 per share.
The excess of the trading value of the stock on the date of grant over the exercise price of the options ($21,000) was recorded as compensation expense in 1997.

If the Company accounted for its stock options under the fair value method of SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's net loss and loss per share for the year ended February 28, 1998 would have increased to the pro forma amounts indicated below:

                                                                  1998

       Net loss:
         As reported                                           $ (72,521)
         Pro forma                                              (159,521)
       Loss per share:
         As reported                                               $(.01)
         Pro forma                                                 $(.04)





12.    Stock Options: (Cont'd)

The fair value of each option was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants:

                                                                1998

       Dividend yield                                            -
       Expected volatility                                     90.29%
       Risk free interest rate                                  5.5%
       Expected lives                                         5 years

During the year ended February 28, 1999, no additional options were issued. As of July 1998, all options have expired and no additional have been granted.

13.    Savings Plan:

The Company has an employee savings plan that qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Under the Savings
Plan, participating employees may defer a portion of their pretax earnings, up to the Internal Revenue Service annual contribution limit. Management has elected not to contribute discretionary employer matching.

14.    Fair Value of Financial Instruments:

The methods and assumptions used to estimate the fair value of the following classes of financial instruments were:

Current Assets and Current Liabilities: The carrying amount of cash, current receivables and payables and certain other short-term financial instruments approximate their fair value.

Prepaid Advertising and Barter Credits: The carrying amount of prepaid advertising credits approximate their fair value based upon the value of franchises exchanged for the advertising credits (see Note 11).

Long-Term Liabilities: The carrying amounts of the capital lease obligations and the mortgage payable approximate their fair value.











                              SIGNATURES

Pursuant to requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this Annual Report and any subsequent amendments thereto to be signed on its behalf by the undersigned, thereunto duly authorized.


April 10, 2000

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


April 10, 2000                              /s/ Daniel T. Meisenheimer III
                                           Daniel T. Meisenheimer III
                                           Chairman of the Board and President


April 10, 2000                              /s/ Richard C. Meisenheimer
                                           Richard C. Meisenheimer
                                           Vice President, Chief Financial
                                           Officer and Director