Form 10KSB
period 2000-02-29
MEISENHEIMER CAPITAL INC
filed 2005-08-25
CIK 747574

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   Form 10-KSB

(Mark One)
[ X ] Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934.

For the fiscal year ended February 29, 2000

                                       OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934.

For the transition period from _________ to_________

                         Commission File Number 0-21547

                           MEISENHEIMER CAPITAL, INC.
                 (Name of Small Business Issuer in its Charter)

         Delaware                                                06-1101766
(State of other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                               Identification No.)

46 Quirk Road, Milford, Connecticut                                06460
(Address of principal executive offices)                        (Zip Code)

                                 (203) 874-7946
                (Issuer's telephone number, including area code)

         Securities registered pursuant to Section 12(b) of the Act: None

         Securities registered pursuant to Section 12(g) of the Act: Common Stock - $.01 par value.

         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [ X ]

         Check if there is not  disclosure of  delinquent  filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ X ]

         State issuer's revenues for its most recent fiscal year: Revenues for the fiscal year ended February 29, 2000 were $1,330,728.

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) [ ] Yes [X] No

         State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days: $372,388.

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: The number of shares of the registrant's Common Stock outstanding as of March 31, 2005 was 4,477,084 shares.

         Transitional Small Business Disclosure Format (check one):
         Yes ____          No    X
                               -------
                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

GENERAL

         Meisenheimer Capital, Inc. ("MCI", "Company" or "we") was organized under the laws of the State of Delaware in December 1983. In 1984, we made an initial public offering pursuant to a Registration Statement on Form S-18 which was declared effective by the Securities and Exchange Commission on or about July 27, 1984. Pursuant to the offering, we sold 1,130,000 units at $1.00 a unit for net proceeds of approximately $995,000. Each unit consisted of one share of our common stock and one warrant entitling the holder to purchase one additional share of our common stock. The warrants expired in April 1985.

         Since 1984, we have been engaged, through our subsidiary, the United States Basketball League, Inc. ("USBL") in the business of developing and managing a professional basketball league, the United States Basketball League (the "League"). In 1992, we acquired another subsidiary, Cadcom, Inc. ("Cadcom"), incorporated in the State of Connecticut in 1987. Cadcom was subsequently sold to Synercom, Inc. in December 2000. Cadcom was engaged in the business of manufacturing component parts for high tolerance aircraft parts. In August 1995, we established another wholly owned subsidiary, Meisenheimer Capital Real Estate Holdings, Inc. ("MCR") to acquire the office and factory that we had been previously leasing. MCR was sold to USBL in May 2003.

         We own 2,077,000 shares of common stock of USBL and 140,000 shares of preferred stock of USBL, constituting approximately 50% of the issued and outstanding stock of USBL. Approximately 36% of the outstanding stock of USBL is owned by the principals of MCI, and members of their immediate family (the "Meisenheimer Family"). The balance of 14% is owned by members of the public. We owned all of the issued and outstanding stock of our Cadcom and MCR subsidiaries until the time of their sale.

         We have been delinquent in our filings of reports with the Securities and Exchange Commission. (See "Risk Factors"). We failed to timely file the Forms 10-KSB for the fiscal years ending in February 2000, 2001, 2002, 2003 and 2004 and the Forms 10-QSB for all periods ending after August 31, 1998. The Form 10-KSB now being filed is for the fiscal year ended February 29, 2000.

OUR USBL SUBSIDIARY

         Our USBL subsidiary owns and manages the League. The League was originally established in 1984 to provide a professional summer basketball league. The participating players are either recent college graduates or free agents not under contract with teams in the National Basketball Association (the "NBA") or are players under contract to foreign teams but who are permitted to play in the United States in their off-season. The League provides a vehicle for these players to improve their skills and further affords the players the opportunity to showcase their professional ability and possibly to be selected by one of the teams in the NBA. The League's season is generally from mid-April to late June to be scouted by NBA teams and possibly be selected to participate in the various summer camps of the individual teams comprising the NBA. These summer camps are normally held in the latter part of July and August of each year. Through the end of the period covered by this report, approximately 135 USBL players had made NBA rosters after playing with teams in the League. Through the date of filing of this report, approximately 149 USBL players have made NBA rosters after playing with teams in the League. USBL also provides a training program for referees who aspire to referee in the NBA. Through the date of filing of this report, a total of four people trained by our USBL subsidiary have served as referees in the NBA.

         Since the inception of the League through the filing of this report, the number of active franchises has fluctuated from a low of seven to a high of nine.

         Since 1984 and up to the end of the fiscal year ended February 28, 2000, our USBL subsidiary had sold a total of 34 franchises at various prices ranging from $10,000 to $150,000. One of our affiliates also paid $100,000 for a franchise. The current asking price for a franchise is $300,000; however, it is not anticipated that USBL will receive the asking price of $300,000 for the near future because, generally speaking, the individual franchises have not operated at a profit. See "Risk Factors."

         From fiscal 1995 through fiscal 2000, our USBL subsidiary sold franchises to non-affiliates as set forth below:


         Franchise                                  Sales Price    Cash Received
1.       Mississippi Coast Gamblers                  $100,000      $25,000
2.       Florida Sharks                              $ 75,000      $75,000
3.       Carolina Cardinals                          $250,000      $45,000
4.       Atlantic City Seagulls                      $150,000      $50,000
5.       New Hampshire Thunder Loons                 $300,000      $75,000
6.       New Jersey Shorecats                        $150,000      $75,000
7.       Washington DC Congressionals                $300,000      $90,000

8.       Tampa Bay Windjammers                       $200,000*
9.       Kansas Cagerz                               $75,000       $45,000
10.      Raleigh Cougars - started 1997              $200,000      $50,000
11.      Brooklyn Kings - started 1997               $150,000      $75,000
12.      Pennsylvania ValleyDawgs started 1999       $75,000       $50,000


* Sold to American Independent Network in return for advertising credits valued at $200,000.

         Unless the sales price was paid in full at the time of purchase, each of the foregoing franchises is required to pay the full sales price over time, and in the event payments were not met, our USBL subsidiary retained the right to repossess the franchise.

         Under the standard franchise agreement employed by our USBL subsidiary, the term of the franchise is for ten (10) years with rights of renewal. In addition to the initial purchase price for the franchise, the franchisees are required to pay an annual royalty fee ranging from $15,000 to $25,000 per year. As of the end of the period covered by this report, four of the franchises were in arrears in their annual royalty fees. As of February 28, 2005, five of the franchises are in arrears. USBL has the right to terminate franchises for failure to pay the annual royalty. Because of USBL's goal to have the League expand,  USBL  has  waived  annual  royalty  fees  in  the  past  under  certain circumstances, particularly situations where the franchise has not been operating profitably.

         The franchise agreement employed by our USBL subsidiary also entitles USBL to receive television revenues on a sharing basis with the teams in connection with any television broadcasting of national or regional games. As of the end of the period covered by this report, USBL had not received any such revenues. The franchise agreement also provides for USBL to receive revenues from the sale of team and league merchandise. Revenues from these sources have been negligible. The franchise agreement also requires USBL to use its good faith efforts to obtain sponsorships for each team and the League. Such sponsorship is generally from local or national corporations. The sponsorships have generally taken the form of free basketballs, uniforms, airline tickets and discount accommodations for teams when they are required to travel.

         Since the inception of the League only two of the franchises have operated profitably. This has been primarily due to the inability of our USBL subsidiary, because of insufficient capital, to properly promote the League, and USBL's inability to attract any meaningful sponsorships for the individual teams. Likewise, gate attendance for some teams has historically been poor. As a result, the sale of additional franchises either to maintain a constant level of active franchises or to expand the League has historically proven difficult for USBL.

         From the inception of the League, our USBL subsidiary has generally operated at a loss. This has been due to the poor sales for franchises and the inability of the franchisees to pay their annual royalty fees. As a result, both MCI and USBL have been dependent on loans and advances from officers, directors and their affiliates to support operations. See "Financial Information" and "Certain Relationships and Related Transactions." In addition, for fiscal years ended 1996, 1997, 1998, 1999 and 2000 our auditors and USBL's auditors have qualified their opinions based on their concerns expressed as to the ability of both MCI and USBL to continue as going concerns. See "Risk Factors" and "Financial Information."

         As of the end of the period covered by this report, our USBL subsidiary employed four full-time employees, consisting of USBL president and League commissioner Daniel T. Meisenheimer, III ("D Meisenheimer"), a director of administration, a director of public relations, and a director of operations. During the League season, USBL also employs additional staff, including approximately 50 referees and statisticians who are paid on a per game basis.


OUR FORMER CADCOM SUBSIDIARY

         Our former subsidiary, Cadcom, Inc. ("Cadcom"), was incorporated in Connecticut in 1987. Cadcom was wholly owned by us and was acquired by us in February 1992 from Synercom, Inc. ("Synercom"), a corporation owned and controlled by the Meisenheimer Family, which consists of D. Meisenheimer, III, Richard Meisenheimer, D. Meisenheimer, Jr. and Mary Ellen Meisenheimer, the father and mother of D. Meisenheimer III and Richard Meisenheimer. D. Meisenheimer passed away in September, 1999 (Fiscal 2000). Cadcom was sold back to Synercom in December 2000.

         Our former Cadcom subsidiary operated as a subcontractor manufacturing aluminum and stainless steel components for high tolerance aircraft parts for both fixed wing aircraft and helicopters which components are mainly used in pressure switches, fuel valves and various indicators and instruments. Approximately ninety-eight percent (98%) of Cadcom's business was derived from orders it received from Spectrum Associates, Inc. ("Spectrum"), a Connecticut corporation owned and controlled by Synercom. See "Risk Factors." Spectrum manufacturers crash resistant breakaway valves, pressure switches, indicators and other specialized components for the aircraft industry. Spectrum contracted with Cadcom as a subcontractor for approximately 35% of Spectrum's requirements for aluminum and stainless steel components.

         Our former Cadcom subsidiary's manufacturing process was controlled by rigid standards established by both the Federal Aviation Authority ("FAA") and the Department of Defense. The manufacturing process utilized highly sophisticated computer-controlled turning and milling machinery. Approximately thirty (30%) percent of the equipment was rented by Cadcom under capital leases from Synercom. In fiscal 2000, Cadcom accounted for approximately 68% of the total revenues generated by MCI and subsidiaries. In fiscal 1999, Cadcom accounted for approximately 69% of the total revenues generated by MCI and subsidiaries. See "Risk Factors."

         Our Cadcom subsidiary employed nine people consisting of a plant manager and office manager and seven factory personnel.

OUR FORMER REAL ESTATE SUBSIDIARY

         Another former wholly owned subsidiary of MCI, Meisenheimer Capital Real Estate Holdings ("MCR"), owned the property at 46 Quirk Road, Milford, Connecticut, where all of our offices are located. Each of our subsidiaries paid rent to MCR. MCR was sold to USBL in July 2003. For a description of the property, see "Description of Property."


GOVERNMENT REGULATION

         Because our USBL subsidiary is actively engaged in the sale of franchises, it is required to comply with the laws established by those states in which it has offered and currently offers franchises. Such compliance includes registering as a franchisor and approval of the franchise agreement with appropriate state agencies.

         Our former Cadcom subsidiary was subject to manufacturing standards established by both the FAA and the Department of Defense. As such, it was subject to inspection by the FAA and the Department of Defense to insure that the manufacturing process and the end products comply with such regulations. Likewise, Cadcom was subject to both local and state environmental regulations.

                                  RISK FACTORS.

USBL'S OPERATING HISTORY DOES NOT REFLECT PROFITABLE OPERATIONS.

         USBL's operating history does not reflect any profitable operations. Since the inception of the USBL in 1984, it has been attempting to develop the League. Its operations have not been profitable and unless and until it can increase the sale of franchises and at the same time attract franchisees who are able or willing to incur significant costs to develop their respective franchises, it will continue to operate at a loss.

         Because of its historical poor revenue and earnings, USBL's auditors have consistently qualified their opinion and expressed their concern as to its ability to continue to operate as a going concern. Shareholders and prospective shareholders should weigh this factor carefully in considering the merits of MCI as an investment vehicle.

USBL HAS NOT BEEN ABLE TO REALIZE THE FULL SALES VALUE OF A FRANCHISE.

         Generally speaking, USBL has not been able to collect the full sales price for a franchise because of the League's overall poor historical performance. As such, it has sold franchises for far less than what it perceives their value to be, and additionally, has been required to extend terms for payment as an inducement to the franchisee to purchase the franchise. As a result, USBL's revenues have been affected and will continue to be affected until such time as it is able to realize the full value for these franchises.

WE HAVE BEEN DEPENDENT ON LOANS AND REVENUES FROM AFFILIATES TO SUSTAIN OUR OPERATIONS.

         Because USBL's revenues from third parties have been insufficient to sustain its operations, it has been historically dependent on revenues, loans and advances from the Meisenheimer family to assist in financing the company. If members of the Meisenheimer family elected not to continue to advance loans to USBL, its operations would be drastically impaired.

USBL IS DEPENDENT ON CORPORATE SPONSORSHIPS WHICH HAVE BEEN NEGLIGIBLE.

         The financial success of the individual USBL franchises comprising the League is dependent on corporate sponsorship to help defray USBL costs. Corporate sponsorship has been negligible and as a result the franchises have had to absorb expenses which would have been supported by corporate sponsorship. As a result, profits of each franchise have been affected and in many instances the franchises have been operating at a loss. Until such time as the League can attract meaningful sponsorship, earnings, if any, of the individual franchises will be impacted.

THE USBL BASKETBALL SEASON COMPETES WITH OTHER PROFESSIONAL SPORTING EVENTS.

         The USBL season from mid-April to late June is designed to afford players with the opportunity to showcase their professional ability to the teams comprising the National Basketball Association ("NBA") and to be possibly selected to participate in the NBA teams' summer camps in the latter part of July and August. As such, USBL's schedule competes with outdoor sporting events such as baseball, golf and tennis and its season comes at a time when spectators would prefer to be outdoors rather than indoors in an arena. These factors have impacted the League's overall attendance.

USBL LACKS SUFFICIENT CAPITAL TO PROMOTE THE LEAGUE.

         In order for the League to become successful, USBL has to promote the League. USBL has lacked sufficient capital to properly promote the League. Promotion will achieve two objectives (i) create fan interest, and (ii) franchise interest. Until such time that USBL can properly promote the League, USBL does not anticipate any significant fan interest. While attendance has improved over time, it is still not significant. Additionally, interest in franchises has not significantly increased and without real promotional efforts, USBL does not anticipate any significant increase in franchises.

OUR FORMER CADCOM SUBSIDIARY HISTORICALLY PROVIDED US WITH POSITIVE CASH FLOW.

         Historically we have been dependent on Cadcom's sales to generate positive cash flow for the Company. The operation of USBL has been unable to generate any significant cash flow to maintain our operations. We were solely dependent on Cadcom for cash flow and, given the sale of Cadcom, our cash flow may suffer.

THE MEISENHEIMER FAMILY EXERCISES SIGNIFICANT CONTROL OVER US.

         The Meisenheimer family, consisting of Daniel T. Meisenheimer, III, Richard C. Meisenheimer and Mary Ellen Meisenheimer, and companies they control own approximately 72% of our outstanding stock and as such control the daily affairs of the business as well as significant corporate actions. Additionally, the Meisenheimer family controls the Board of Directors and as such shareholders have little or no influence.

OUR STOCK HAS BEEN REMOVED FROM THE OVER THE COUNTER BULLETIN BOARD.

         Because of our failure to timely file periodic reports with the Securities and Exchange Commission (the "SEC"), our common stock has been removed from the Over the Counter Bulletin Board. Our common stock will therefore only trade in the "Pink Sheets." There is a limited market for our shares and a shareholder may be unable to sell our shares.

WE MAY BE SANCTIONED BY THE SEC.

         We may be sanctioned by the SEC because our failure to timely file our periodic reports. We have no way of predicting what, if any, action the SEC might institute; however, in the event the SEC does institute proceedings this could have an effect on the market price of our stock.


ITEM 2.         DESCRIPTION OF PROPERTY

         In August 1995, we, through our then wholly owned subsidiary, Meisenheimer Capital Real Estate Holdings ("MCR"), acquired the real estate at 46 Quirk Road, Milford, Connecticut, from Genvest, a limited partnership whose partners consist of MCI president D. Meisenheimer III and the Meisenheimer Family. Prior to the purchase, the property had formerly been leased by us and our subsidiaries from Genvest. The property consists of a building housing office and manufacturing space of approximately 6,000 square feet. As of the end of the period covered by this report, our USBL subsidiary paid $1,000 a month for rent for approximately 1,500 square feet of such space. Our former Cadcom subsidiary paid $3,500 a month for approximately 3,500 square feet of such space. A portion of the space was also rented to unaffiliated parties, which provided approximately $8,000 of rental income per year. The consideration paid to Genvest for the property consisted of the issuance of 200,978 shares of our common stock plus cash of $120,000. MCR borrowed funds of $120,000 from a financial institution which loan was secured by a 20-year mortgage on the property. The loan was guaranteed by MCI, our president D. Meisenheimer III and Richard C. Meisenheimer ("R. Meisenheimer"), chief financial officer, vice president and secretary of MCI. MCR was sold to USBL in May 2003.


ITEM 3.         LEGAL PROCEEDINGS

         There are no legal proceedings pending or threatened against us.


ITEM 4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         During the fiscal year ended February 28, 2000 no matters were submitted to a vote of security holders.


                                     PART II

ITEM 5.         MARKET   FOR   THE   REGISTRANT'S   COMMON  EQUITY  AND  RELATED
                STOCKHOLDER MATTERS

MARKET INFORMATION

         The following is the range of high and low closing bid prices for each quarter for the fiscal years ended February 28, 1999 and February 29, 2000:


                                                                  Fiscal 1999
                                                               High      Low
First Quarter 5/31/98                                         $0.71875   $0.3125
Second Quarter 8/31/98                                        $0.50      $0.375
Third Quarter 11/30/98                                        $0.375     $0.1875
Fourth Quarter 2/28/99                                        $0.25      $.017

                                                                 Fiscal 2000
                                                              High       Low
First Quarter 5/31/99                                         $0.20      $0.35
Second Quarter 8/31/99                                        $0.20      $0.35
Third Quarter 11/30/99                                        $0.20      $0.35
Fourth Quarter 2/29/00                                        $.020      $0.35



         The foregoing closing bid prices (high and low) for each quarter represent quotations between dealers without adjustments for retail markups, markdowns or commissions and may not represent actual transactions, as reported by the National Association of Securities Dealers Composite Feed or other qualified inter-dealer quotation medium. (1)

---------------

(1) Our stock was removed from the Over-the-Counter Bulletin Board on February 9, 2000 because of our failure to timely file periodic reports with the SEC. The price of our stock is now quoted in the "pink sheets."

APPROXIMATE NUMBER OF EQUITY SECURITY HOLDERS

         There are approximately 300 holders of record of our common stock as of March 15, 2005. This figure is based on information supplied by our transfer agent and does not include shareholders whose stock is held at brokerages in "street" name.

DIVIDENDS

         We have not paid any dividends since inception of our business, and we do not anticipate paying any dividends in the foreseeable future.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF FINANCIAL OPERATIONS

FISCAL YEAR 2000 COMPARED TO FISCAL YEAR 1999

RESULTS OF OPERATIONS

         Revenues for the fiscal year ended February 29, 2000 ("Fiscal 2000") were $1,330,728 as compared to revenues of $1,485,695 for the fiscal year ended February 28, 1999 ("Fiscal 1999"). Revenues for the basketball league operations, including franchise and royalty fees, decreased by approximately $276,000 after elimination of inter-company transactions. In addition, revenues from Cadcom's manufacturing decreased by approximately $121,000 in Fiscal 2000 as compared to Fiscal 1999.

         Operating expenses for Fiscal 2000 decreased by approximately $350,000 to $1,405,435 compared to $1,755,898 in Fiscal 1999. The decrease is due largely to the $450,000 asset impairment charge in Fiscal 1999 for the impairment of its investment in the advertising due bills that have been received in prior years in exchange for franchises. The Company continues to explore the best way to utilize these credits and has entered into negotiations with a television network in an effort to liquidate their investment.

         Consolidated net loss for Fiscal 2000 amounted to $33,413, as compared to $226,188 for Fiscal 1999. The decrease in the loss is primarily attributable to the absence of any asset impairment charge in Fiscal 2000.

LIQUIDITY AND CAPITAL RESOURCES

         The  Company's  working  capital  deficiency   decreased  $14,624  from
$602,195 at February 28, 1999 to $587,501 at February 29, 2000.

         The Company's statement of cash flows for Fiscal 2000 reflects net cash used in operations of approximately $147,000, reflecting a net loss of $33,413 increased by increases in marketable securities, accounts receivable and inventories and a decrease in accounts payable and accrued expenses payable. The statement also reflects the Company's receipt of approximately $157,000 cash from loans from related parties and the Company's utilization of approximately $17,000 of cash for the purchase of fixed assets and approximately $24,000 cash for repayments of long-term debt.

         The Company and its wholly owned subsidiaries file a consolidated federal income tax return, and as of February 29, 2000, they had approximately $634,000 in net operating loss carryforwards available to offset future taxable income. USBL files a separate federal tax return.


ITEM 7.         FINANCIAL STATEMENTS (APPEARING AFTER INDEX TO EXHIBITS)

                                                                          PAGE
                                                                          ----

Report of Michael T. Studer CPA P.C.                                       F-2

Report of Holtz Rubenstein Reminick LLP                                    F-3

Financial Statements:

   Consolidated Balance Sheets as of February 29, 2000 and
      February 28, 1999                                                    F-4

   Consolidated Statements of Operations for the years ended
      February 29, 2000 and February 28, 1999                              F-5

   Consolidated Statements of Changes in Stockholders' Equity
      for the years ended February 29, 2000 and February 28, 1999          F-6

   Consolidated Statements of Cash Flows for the years ended
      February 29, 2000 and February 28, 1999                              F-7

   Notes to Consolidated Financial Statements                              F-8

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         Not applicable.

ITEM 8A.        CONTROLS AND PROCEDURES

EVALUATION AND DISCLOSURE CONTROLS AND PROCEDURES

         Based on their evaluation as of February 29, 2000, our management, with the participation of our Principal Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as required by Exchange Act Rule 13a-15. Based on that evaluation, the Principal Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms. Notwithstanding the effectiveness of our disclosure controls and procedures, we were delinquent in filing our reports due to our lack of adequate capital.

CHANGES IN INTERNAL CONTROLS

         There were no significant changes in our internal controls over financial reporting that occurred during the quarter ended February 29, 2000 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

LIMITATIONS ON THE EFFECTIVENESS OF CONTROLS

         We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

ITEM 8B.  OTHER INFORMATION.

None.



                                    PART III


ITEM 9.         DIRECTORS AND EXECUTIVE OFFICERS, PROMOTER AND CONTROL  PERSONS;
                COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Directors, Executive Officers, Promoters and Control Persons

The following persons served as our directors and executive officers for the fiscal year ending February 29, 2000.

Name                               Age          Position

Daniel T. Meisenheimer, III         48          Chairman of the Board, President
                                                and Treasurer
Richard C. Meisenheimer             45          Vice President, Chief Financial
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

BACKGROUND OF EXECUTIVE OFFICERS AND DIRECTORS

         Daniel T. Meisenheimer III has been Chairman of the Board and President of MCI since the inception of our business in 1984. D. Meisenheimer is also chairman of the board, president and treasurer of our USBL, and former Cadcom and MCR subsidiaries. Since 1982, D. Meisenheimer has also been employed as a vice president of Spectrum, which was Cadcom's sole customer. D. Meisenheimer is also a shareholder and director of Synercom Inc. ("Synercom"), a Meisenheimer family-owned holding company which owns all of the outstanding stock of Spectrum and which owns approximately twenty percent of our outstanding stock. Between 1981 and 1984, D. Meisenheimer owned and operated an investment advisory firm. Prior to that and from 1977 to 1981, D. Meisenheimer was employed as a registered representative with Merrill Lynch, Inc.

         Richard C. Meisenheimer, brother of D. Meisenheimer, has been chief financial officer and secretary of MCI since inception of our business. R. Meisenheimer has also been associated with Spectrum in various capacities since 1976. In 1993, R. Meisenheimer became president of Spectrum, succeeding his father, Daniel T. Meisenheimer, Jr. R. Meisenheimer is also vice president, secretary and director of our USBL, and former Cadcom and MCR subsidiaries. R. Meisenheimer is also a director and shareholder of Synercom.

AUDIT COMMITTEE

         The Company does not have an Audit Committee. The members of the Board sit as the Audit Committee. Richard Meisenheimer qualifies as an audit committee financial expert.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         All officers, directors, and beneficial owners of more than 10% of common stock have complied with Section 16(a) of the Exchange Act.

CODE OF ETHICS

         We have not adopted a Code of Ethics applicable to our principal executive officer, principal financial officer, principal accounting officer and controller. As a small public company with limited funds and other resources, the Company elected not to incur the time and expense of adopting such a plan.

ITEM 10. EXECUTIVE COMPENSATION

         The following tables reflect the salaries received by D. Meisenheimer and R. Meisenheimer for the fiscal years ended February 29, 2000, and February 28, 1999 and 1998;

                           SUMMARY COMPENSATION TABLE


(a)                               (b)       (c)        (d)         (e)        (f)        (g)        (h)        (i)
                                                                  Other       Re-     Securities            All Other
                                                                 Annual    stricted   Underlying    LTIP     Compen-
                                                                 Compen-     Stock     Options/   Payouts    sation
Name and Principal Position       Year   Salary($)   Bonus ($)   Sation ($) Awarded    SARS (#)     ($)        ($)

Daniel T. Meisenheimer III       2000       -0-        -0-         -0-        -0-        -0-        -0-        -0-
President and Treasurer          1999       -0-        -0-         -0-        -0-        -0-        -0-        -0-
                                 1998       -0-        -0-         -0-        -0-        -0-        -0-        -0-
Richard C. Meisenheimer          2000       -0-        -0-         -0-        -0-        -0-        -0-        -0-
Vice President and Secretary     1999       -0-        -0-         -0-        -0-        -0-        -0-        -0-
                                 1998       -0-        -0-         -0-        -0-        -0-        -0-        -0-


         There were no options or stock appreciation grants in the fiscal 2000 nor were there any option exercises in fiscal 2000. Likewise, since neither D. Meisenheimer nor R. Meisenheimer elected to accept any options, as of the end of fiscal 2000, and currently, they do not own any options.

ITEM 11.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information as of February 28, 2005 with respect to the beneficial ownership of our outstanding common stock by
(i) any holder of more than five (5%) percent, (ii) each of our officers and directors; and (iii) the directors and officers of the Company as a group:


                                                                                                    Approximate
                                                                Amount and Nature of                Percent of
Name and Address of Beneficial Owner                            Beneficial Ownership                Class
------------------------------------                            --------------------                ------------


Daniel T. Meisenheimer, III (1)                                        1,158,814                       25.9%
c/o The United States Basketball League
46 Quirk Road
Milford, CT  06460

Richard C. Meisenheimer (2)                                              320,000                       7.2%
c/o The United States Basketball League
46 Quirk Road
Milford, CT  06460

Synercom, Inc. (3)                                                       400,000                       8.9%
c/o The United States Basketball League
46 Quirk Road
Milford, CT  06460

Genvest, L.P. (4)                                                        200,978                       4.5%
P. O. Box 470
Milford, CT  06460

Mary E.  Meisenheimer (5)                                                525,000                       11.7%
c/o The United States Basketball League
46 Quirk Road
Milford, CT  06460

All Officers and Directors as a Group                                  2,079,792                       46.4%

---------------------------------
(1) D. Meisenheimer is the president of MCI. The shares listed above include 50,000 shares owned by his wife. D. Meisenheimer and his family also own 449,699 shares of USBL common stock and 143,998 shares of USBL preferred stock.

(2) R. Meisenheimer is vice president and a director of MCI. R. Meisenheimer also owns 55,000 shares of USBL common stock and 142,285 shares of USBL preferred stock. In addition, Spectrum, of which R. Meisenheimer is president, owns 236,957 shares of USBL common stock and 376,673 shares of USBL preferred stock. The above figure does not include MCI shares owned by Synercom, of which R. Meisenheimer is president.

(3) Synercom is owned jointly by D. Meisenheimer, R. Meisenheimer, and Mary Ellen Meisenheimer. Synercom also owns all of the outstanding stock of Spectrum Associates, Inc. ("Spectrum"), which is the sole customer of our Cadcom subsidiary. As such, Synercom's ownership in MCI is considered as part of Management's ownership.

(4) Genvest L.P. is a limited partnership consisting of R. Meisenheimer as general partner and D. Meisenheimer and Mary Ellen Meisenheimer as limited partners.

(5)  Mrs. Meisenheimer is the mother of D. Meisenheimer and R. Meisenheimer.

EQUITY COMPENSATION PLAN

The following table provides certain information with respect to all of the Company's equity compensation plans in effect as of February 29, 2000.


------------------------------- ---------------------------- ---------------------------- ----------------------------
Plan Category                   NUMBER OF SECURITIES TO BE    WEIGHTED-AVERAGE EXERCISE      NUMBER OF SECURITIES
                                  ISSUED UPON EXERCISE OF       PRICE OF OUTSTANDING        REMAINING AVAILABLE FOR
                                   OUTSTANDING OPTIONS,        OPTIONS, WARRANTS AND         ISSUANCE UNDER EQUITY
                                    WARRANTS AND RIGHTS                RIGHTS                 COMPENSATION PLANS
                                           (a)                          (b)                (EXCLUDING SECURITIES
                                                                                            REFLECTED IN COLUMN a)
                                                                                                      (c)
------------------------------ ---------------------------- ---------------------------- ----------------------------

EQUITY COMPENSATION PLANS                    0                            0                            0
APPROVED BY SECURITY HOLDERS:
------------------------------- ---------------------------- ---------------------------- ----------------------------
EQUITY COMPENSATION PLANS NOT                0                            0                            0
APPROVED BY SECURITY HOLDERS:
------------------------------- ---------------------------- ---------------------------- ----------------------------
TOTAL                                        0                            0                            0
------------------------------- ---------------------------- ---------------------------- ----------------------------


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

LOANS

         For at least the last ten years, the principals of MCI and their affiliated companies have made loans to the Company and its subsidiaries. As of February 29, 2000, the Company was indebted to the principals and their affiliated companies in the total amount of $776,872. Of such outstanding debt, $726,872 is payable upon demand. See "Financial Information."

OUR FORMER CADCOM SUBSIDIARY

         We acquired Cadcom in February 1992 from Synercom, Inc., a company owned and controlled by the Meisenheimer Family. Cadcom was totally dependent upon orders received from Spectrum, a privately held company, also owned by the Meisenheimer Family. All of Cadcom's business was derived from Spectrum. See "Risk Factors." Intercompany pricing was done on "an arm's length" basis and with respect to orders from the military or the defense department was subject to competitive bid. Cadcom was paid by Spectrum in accordance with normal credit terms. In addition, when Cadcom was acquired by us from Synercom, Inc., we granted Synercom, Inc. the right of first refusal to reacquire Cadcom in the event we ultimately determined to sell Cadcom. Synercom reacquired Cadcom in December 2000.

OWNERSHIP OF FRANCHISES

         In 1988, our chief financial officer, vice president and secretary, R. Meisenheimer and several other individuals purchased, through a corporation, the Connecticut Skyhawks franchise from our USBL subsidiary. The purchase price was $50,000, and annual royalty payments have been made to USBL for each year to date. On August 31, 1996, Spectrum, a company owned and controlled by the Meisenheimer Family, also purchased a franchise from USBL for $100,000. The franchises are not currently active but pay annual royalty fees.


                                     PART IV

ITEM 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

FINANCIAL STATEMENTS

All financial statements as set forth under Item 7

Exhibits

Except as indicated below, the following exhibits are incorporated by reference to the Exhibit bearing the same number on the Registrant's Registration Statement on Form 10-SB filed with the Commission on October 15, 1996, effective March 24, 1997. Commission File No. 0-25147:

3.1      Certificate of Incorporation of Meisenheimer Capital, Inc. ("MCI")
3.2      Certificate of Renewal of Certificate of Incorporation of MCI
3.3      By-Laws of MCI
4.1      Form of Stock Certificate
10.5 Mortgage Note between Fleet Bank, National Association and Meisenheimer Capital Real Estate Holdings,
         Inc. and Guaranty of MCI
10.6 Lease between Meisenheimer Capital Real Estate Holdings, Inc. and Cadcom, Inc.
10.7     Lease between Meisenheimer Capital Real Estate Holdings, Inc. and USBL
10.8 Equipment Lease Agreement between Synercom, Inc. and our subsidiary, Cadcom, Inc., dated September 11, 1992

10.9 Equipment Lease Agreement between Synercom, Inc. and our subsidiary, Cadcom, Inc., dated July 1, 1995
10.10    Standard Franchise Agreement of USBL
31.1     Certification of Chief Executive Officer (filed herewith)
31.2     Certification of Chief Financial Officer (filed herewith)
32       Certification pursuant to 18 U.S.C Section 1350 as adopted pursuant to
         Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES. The aggregate fees billed by Michael T. Studer CPA P.C. for professional services rendered for the audit of the Company's annual financial statements for the years ended February 28, 2003 and February 29, 2004 totaled $4,000 and $4,000, respectively.

AUDIT-RELATED FEES. The Company did not utilize Michael T. Studer CPA P.C. for assurance and related services that are reasonably related to the performance of the audit or review of the Company's financial statements for the years ended February 28, 2003 and February 29, 2004.

TAX FEES. The Company did not utilize Michael T. Studer CPA P.C. for professional services rendered for tax compliance, tax advice and tax planning for the years ended February 28, 2003 and February 29, 2004.

ALL OTHER FEES. The Company did not utilize Michael T. Studer CPA P.C. for products and services, other than the services described in the paragraph caption "Audit Fees" above for the years ended February 28, 2003 and February 29, 2004.



Index to Financial Information

F-2               Report of Independent Auditors
F-3               Consolidated Balance Sheets
F-4               Consolidated Statements of Operations
F-5               Consolidated Statement of Changes in Stockholders' Equity
F-6               Consolidated Statements of Cash Flows
F-7               Notes to Consolidated Financial Statements

                   MEISENHEIMER CAPITAL, INC. AND SUBSIDIARIES
                          INDEX TO FINANCIAL STATEMENTS



                                                                            PAGE
                                                                            ----

Report of Michael T. Studer CPA P.C.                                        F-2

Report of Holtz Rubenstein Reminick LLP                                     F-3

Financial Statements:

   Consolidated Balance Sheets as of February 29, 2000 and
      February 28, 1999                                                     F-4

   Consolidated Statements of Operations for the years ended
      February 29, 2000 and February 28, 1999                               F-5

   Consolidated Statements of Changes in Stockholders' Equity
      for the years ended February 29, 2000 and February 28, 1999           F-6

   Consolidated Statements of Cash Flows for the years ended
      February 29, 2000 and February 28, 1999                               F-7

   Notes to Consolidated Financial Statements                               F-8

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Meisenheimer Capital, Inc.

I have audited the accompanying consolidated balance sheet of Meisenheimer Capital, Inc. and subsidiaries (the "Company") as of February 29, 2000 and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these consolidated financial statements based on my audit.

I did not audit the financial statements of United States Basketball League, Inc., a subsidiary which statements reflect total assets and revenues constituting approximately 42 percent and 30 percent, respectively, of the related consolidated totals. Those statements were audited by other auditors whose report has been furnished to me, and my opinion, insofar as it relates to the amounts included for United States Basketball League, Inc., is based solely on the report of other auditors.

I conducted my audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, based on my audit and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Meisenheimer Capital, Inc. and subsidiaries as of February 29, 2000 and the results of their operations and cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements referred to above have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company's present financial situation raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to this matter are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                                 /S/ MICHAEL T. STUDER CPA P.C.
                                                 ------------------------------

Freeport, New York
January 28, 2005

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM




Board of Directors
Meisenheimer Capital, Inc.
Milford, Connecticut

We have audited the  accompanying  consolidated  balance  sheet of  Meisenheimer
Capital, Inc. and Subsidiaries as of February 28, 1999 and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Meisenheimer Capital, Inc. and Subsidiaries as of February 28, 1999 and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the company's recurring losses from operations, its inability to collect annual franchise fees, and its reliance on related party revenue transactions raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Holtz Rubenstein Reminick LLP

Holtz Rubenstein Reminick LLP
Melville, New York
May 27, 1999 (except for Note 15, as to which the date is June 13, 2001)



                                        MEISENHEIMER CAPITAL, INC. AND SUBSIDIARIES
                                                CONSOLIDATED BALANCE SHEETS

                                                                            FEBRUARY 29,                   FEBRUARY 28,
                                                                                2000                           1999
                                                                        ----------------------         ----------------------
ASSETS
------
Current assets:
   Cash                                                             $             16,533             $           47,881
   Marketable securities                                                          45,175                         24,526
   Accounts receivable                                                           118,658                         74,786
   Inventories                                                                    83,945                        156,531
   Other                                                                             600                            600
                                                                        ----------------------         ----------------------

      Total current assets                                                       364,911                        304,324

Property and equipment, net                                                      374,922                        400,137
Goodwill                                                                          26,097                         26,913
Prepaid advertising credits                                                      484,062                        484,062
                                                                        ----------------------         ----------------------

Total assets                                                        $          1,249,992             $        1,215,436
                                                                        ======================         ======================

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current liabilities:
   Current portion of long-term debt                                $              6,443             $           12,118
   Loans payable to related parties                                              776,872                        620,049
   Accounts payable and accrued expenses payable                                 169,097                        274,282
                                                                        ----------------------         ----------------------

      Total current liabilities                                                  952,412                        906,449

Long-term debt                                                                   134,761                        153,134
                                                                        ----------------------         ----------------------

Total liabilities                                                              1,087,173                      1,059,583
                                                                        ----------------------         ----------------------

Minority interest in consolidated subsidiary                                     106,000                         72,000
                                                                        ----------------------         ----------------------

Stockholders' equity:
   Common stock, $.01 par value; 10,000,000 shares
      authorized, 4,477,084 shares issued and outstanding                         44,771                         44,771
   Additional paid-in capital                                                  3,425,008                      3,421,008
   Deficit                                                                    (3,412,960)                    (3,379,547)
   Treasury stock, at cost; 0 and 7,500 shares,
      respectively                                                                  -                            (2,379)
                                                                        ----------------------         ----------------------

      Total stockholders' equity                                                  56,819                         83,853
                                                                        ----------------------         ----------------------

Total liabilities and stockholders' equity                          $          1,249,992             $        1,215,436
                                                                        ======================         ======================

See notes to consolidated financial statements.





                   MEISENHEIMER CAPITAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                          YEAR ENDED
                                                                       -------------------------------------------------
                                                                           FEBRUARY 29,                FEBRUARY 28,
                                                                               2000                        1999
                                                                       ---------------------        --------------------
Revenues:
   Net sales                                                         $         909,707             $       788,743
   Franchise fees and related revenues                                         421,021                     696,952
                                                                       ---------------------        --------------------

      Total revenues                                                         1,330,728                   1,485,695
                                                                       ---------------------        --------------------

Operating expenses:
   Cost of sales                                                               517,895                     622,694
   Selling, general and administrative expenses                                887,540                     683,204
   Asset impairment                                                               -                        450,000
                                                                       ---------------------        --------------------

      Total operating expenses                                               1,405,435                   1,755,898
                                                                       ---------------------        --------------------

Income (loss) from operations                                                  (74,707)                   (270,203)

Other income (expense):
   Interest income                                                                 641                         236
   Interest expense                                                            (17,728)                    (19,566)
   Gain (loss) on marketable securities                                         62,932                         -
   Other                                                                         3,449                       1,345
                                                                       ---------------------        --------------------

Income (loss) before minority interest                                         (25,413)                   (288,188)

Minority interest in net (income) loss of subsidiary                            (8,000)                     62,000
                                                                       ---------------------        --------------------

Net income (loss)                                                    $         (33,413)            $      (226,188)
                                                                       =====================        ====================

Net income (loss) per share                                          $           (0.01)            $         (0.05)
                                                                       ---------------------        --------------------

Weighted average number of common shares outstanding                         4,473,334                   4,474,495
                                                                       ---------------------        --------------------

See notes to consolidated financial statements.



                                                            MEISENHEIMER CAPITAL, INC. AND SUBSIDIARIES
                                                     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                                        YEARS ENDED FEBRUARY 29, 2000 AND FEBRUARY 28, 1999

                                COMMON STOCK,
                               $.01 PAR VALUE        ADDITIONAL                       TREASURY STOCK
                       -------------------------      PAID-IN                    -----------------------
                         SHARES        AMOUNT         CAPITAL       DEFICIT        SHARES       AMOUNT               TOTAL
                       ----------    ----------     -----------   -----------    ----------   ----------        ---------------

Balances,
   February 28, 1998   4,477,084    $   44,771    $ 3,397,008   $(3,153,359)        1,000    $    (686)        $     287,734

Net loss                       -             -              -      (226,188)            -            -              (226,188)

 Purchase of
    treasury stock             -             -              -             -         6,500       (1,693)               (1,693)

Other                          -             -         24,000             -             -            -                24,000
                   --------------   ------------    -----------  ------------   ----------    ----------        --------------

Balances,
   February 28, 1999   4,477,084        44,771      3,421,008    (3,379,547)        7,500       (2,379)               83,853


Net loss                       -             -              -       (33,413)            -            -               (33,413)

Other                          -             -          4,000             -        (7,500)       2,379                 6,379
                   --------------    -----------    -----------  ------------   ----------    ----------        --------------

Balances,
   February 29, 2000   4,477,084    $   44,771    $ 3,425,008   $ (3,412,960)           -    $       -         $      56,819
                   ==============    ===========   ============   ============  ==========    ===========        ==============

See notes to consolidated financial statements.






                   MEISENHEIMER CAPITAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                         YEAR ENDED
                                                                         --------------------------------------------
                                                                           FEBRUARY 29,              FEBRUARY 28,
                                                                              2000                       1999
Cash flows from operating activities:
   Net income (loss)                                                    $     (33,413)          $      (226,188)
   Adjustments to reconcile net income (loss) to net
      cash provided by (used in) operating activities:
      Compensation expense for services contributed                            30,000                    30,000
      Treasury shares issued for services                                       2,379                         -
      Depreciation and amortization                                            45,410                    62,116
      Gain on disposal of equipment                                            (2,549)                        -
      Prepaid advertising credits                                                   -                  (250,000)
      Minority interest                                                         8,000                   (62,000)
      Asset impairment                                                              -                   450,000
      Decrease (increase) in assets:
         Marketable securities                                                (20,649)                        -
         Accounts receivable                                                  (43,872)                   16,355
         Inventories                                                          (27,414)                  (62,915)
         Other current assets                                                       -                     5,487
      Increase (decrease) in liabilities:
         Accounts payable and accrued expenses                               (105,185)                  (48,282)
                                                                         ------------------        ------------------

   Net cash provided by (used in) operating activities                       (147,293)                  (85,427)
                                                                         ------------------        ------------------

Cash flows from investing activities:
      Purchase of property and equipment                                      (16,830)                   (9,065)
                                                                         ------------------        ------------------

      Net cash provided by (used in) investing activities                     (16,830)                   (9,065)
                                                                         ------------------        ------------------
Cash flows from financing activities:
      Advances from related parties                                           156,823                    93,763
      Payments on capital lease obligation                                          -                   (23,854)
      Proceeds from long-term debt                                                  -                   150,000
      Repayments of long-term debt                                            (24,048)                 (112,403)
      Purchase of treasury stock                                                    -                    (1,693)
                                                                         ------------------        ------------------

      Net cash provided by (used in) financing activities                     132,775                   105,813
                                                                         ------------------        ------------------

Net increase (decrease) in cash                                               (31,348)                   11,321


Cash, beginning of year                                                        47,881                    36,560
                                                                         ------------------        ------------------

Cash, end of year                                                       $      16,533           $        47,881
                                                                         ==================        ==================

Supplemental disclosures:
      Cash payments made during the year:
      Interest                                                          $      17,728           $        16,412
                                                                         ==================        ==================

      Taxes                                                             $           -           $         3,852
                                                                         ==================        ==================


See notes to consolidated financial statements.

1.   DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Meisenheimer Capital, Inc. ("MCI") is a holding company with three operating subsidiaries during years ended February 29, 2000 and February 28, 1999: Cadcom, Inc. ("Cadcom") (100% owned by MCI), Meisenheimer Capital Real Estate Holdings, Inc. ("MCREHI") (100% owned by MCI), and United States Basketball League, Inc. ("USBL") (approximately 61% of common stock and 13% of preferred stock owned by MCI).

Cadcom., Inc. is a machine shop which manufactures aluminum and stainless steel aircraft parts. Substantially all of Cadcom's sales were to one customer, Spectrum Associates, an affiliate of MCI.

MCREHI owns a commercial building in Milford, Connecticut.

USBL operates a professional summer basketball league through franchises located in the eastern part of the United States.

At February 29, 2000 and February 28, 1999, MCI and its subsidiaries (the "Company") had a consolidated deficit of approximately $3,413,000 and $3,380,000, respectively. This factor, as well as the Company's reliance on related parties and significant non-cash transactions (see Notes 12 and 13), create an uncertainty as to the Company's ability to continue as a going concern. The Company is making efforts to revitalize USBL by raising equity capital and marketing new franchises. However, there can be no assurance that the Company will be successful in accomplishing these objectives. Because of the uncertainties surrounding the ability of the Company to continue its operations, there is substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     a.   Principles of consolidation

          The consolidated financial statements include the accounts of MCI and its three operating subsidiaries. All significant intercompany balances and transactions have been eliminated and applicable minority interests have been reflected in consolidation.

     b.   Cash and cash equivalents

          For purposes of the consolidated balance sheets and statements of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

     c.   Revenue recognition

          MCI and its subsidiaries generally use the accrual method of accounting. However, due to uncertainty of collecting royalty and franchise fees from its franchisees, USBL recognizes revenue when it is received. As described more fully in Notes 8 and 13, management has recorded advertising due bills received in exchange for initial franchise fees based upon the fair market value of such due bills. The fair market value was determined based upon the value of the franchises sold as there was no ready active market to convert the due bills to cash.

          Cadcom recognizes revenue on the accrual method based upon the shipping date of orders in process which are of a short-term nature.

     d.   Marketable securities

          Trading securities are recorded at fair value with unrealized gains and losses included in income. Available-for-sale securities are carried at fair value with the unrealized holding gain (loss), net of deferred income taxes, included in stockholders' equity. A decline in the market value of any available-for-sale security below cost that is deemed other than temporary is charged to operations resulting in the establishment of a new cost basis for the security.

     e.   Inventories

          Manufacturing inventories (Cadcom) are stated at the lower of cost, on the first-in, first-out method, or market. USBL's inventory consists of USBL trading cards, basketball uniforms, sporting equipment and printed promotional material. Most of USBL's inventory was obtained through barter transactions whereby USBL granted suppliers with advertising space or air time in return for supplier's products. These transactions were accounted for based upon the fair values of the assets and services involved in the transactions.

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


     g.   Income taxes

          Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets unless it is more likely than not that such assets will be realized.

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

     i.   Advertising costs

          Advertising costs are expensed as incurred, and were approximately $44,000 and $88,000 for the years ended February 29, 2000 and February 28, 1999, respectively.

     j.   Loss per share

          Statement  of  Financial   Accounting   Standards  ("SFAS")  No.  128,
          "Earnings Per Share" establishes standards for computing and presenting earnings (loss) per share (EPS). SFAS No. 128 requires dual presentation of basic and diluted EPS. Basic EPS excludes dilution and is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if stock options or convertible securities were exercised or converted into common stock.

          Basic and diluted loss per share amounts were equivalent for the years ended February 29, 2000 and February 28, 1999.

     k.   Stock based compensation

          The Company applies APB Opinion No. 25 and related interpretations in accounting for stock-based compensation to employees. Stock compensation to non-employees is accounted for at fair value in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation".


     l.   Comprehensive income (loss)

          Other comprehensive income refers to revenues, expenses, gains and losses that under generally accepted accounting principles are included in comprehensive income but are excluded from net income as these amounts are recorded directly as an adjustment to stockholders' equity. The Company's other comprehensive income is comprised of net unrealized gain (loss) on marketable securities. The tax benefit or expense, as well as any reclassifications related to the components of other comprehensive income were not significant.

     m.   Fair value of financial instruments

          CURRENT ASSETS AND CURRENT LIABILITIES: The carrying amount of cash, marketable securities, accounts receivable, and accounts payable and accrued expenses payable approximate their fair value.

          PREPAID ADVERTISING AND BARTER CREDITS: The carrying amount of prepaid advertising credits approximates its fair value based upon the value of franchises exchanged for the advertising credits (see Note 11).

          LONG-TERM DEBT: The carrying amount of long-term debt approximates its fair value.

     n.   Reclassification

          Certain prior year information has been reclassified to be comparable to the current year presentation.

3.   SEGMENT INFORMATION

The consolidated financial statements include the accounts of MCI and its three subsidiaries, each reportable as a different segment. Segment information follows:


                                                                           YEAR ENDED
                                                     -------------------------------------------------
                                                             FEBRUARY 29,                FEBRUARY 28,
                                                                 2000                        1999
                                                     -----------------------        ------------------
Revenues:
   Cadcom                                                      $      909,707     $       788,743
   USBL                                                               553,021             806,552
   MCREHI                                                              80,000              71,900
   MCI                                                                 12,000              12,000
   Eliminations                                                      (224,000)           (193,500)

   Consolidated                                                $    1,330,728     $     1,485,695

Income (loss) from operations:
   Cadcom                                                      $       57,128     $        60,452
   USBL                                                                36,718            (188,736)
   MCREHI                                                              68,045              66,282
   MCI                                                               (236,598)           (208,201)

   Consolidated                                                $      (74,707)    $      (270,203)

Depreciation and amortization:
   Cadcom                                                      $       33,927     $        52,515
   USBL                                                                 6,455               4,573
   MCREHI                                                               5,028               5,028


   Consolidated                                                $       45,410     $        62,116

Capital expenditures:
   Cadcom                                                      $        2,507     $         9,065
   USBL                                                                14,323                   -
   MCREHI                                                                   -                   -

   Consolidated                                                $       16,830     $         9,065

Assets:
   Cadcom                                                      $      605,164     $       547,126
   USBL                                                               834,724             752,447
   MCREHI                                                             372,143             347,486
   MCI                                                                862,463             814,856
   Eliminations                                                    (1,424,502)         (1,246,479)

   Consolidated                                                $    1,249,992     $     1,215,436


4.   MARKETABLE SECURITIES


Marketable securities consist of:

                                                                   FEBRUARY 29,               FEBRUARY 28,
                                                                      2000                       1999
                                                               ------------------       -------------------
Trading equity securities - MCI                                $          45,175        $            4,105
Available-for-sale
   equity securities - USBL                                                    -                    20,420
                                                               ------------------       -------------------
Marketable securities                                          $          45,175        $           24,526
                                                               ==================        ==================


5.   INVENTORIES

Inventories consist of:


                                                                  FEBRUARY 29,               FEBRUARY 28,
                                                                      2000                       1999
                                                               ------------------        ------------------
Cadom:
 Raw materials                                                 $          10,320       $            14,124
 Work in process                                                          76,822                    36,208
 Finished goods                                                           73,105                    87,699
USBL                                                                      23,698                    18,500
                                                               ------------------        ------------------
Inventories                                                    $         183,945       $           156,531
                                                               ==================        ==================



6.   PROPERTY AND EQUIPMENT

Property and equipment, net, consists of:


                                                                  FEBRUARY 29,               FEBRUARY 28,
                                                                      2000                       1999
                                                               ------------------        ------------------
Land                                                           $         121,253       $           121,253
Building                                                                 197,836                   197,836
Equipment                                                                681,210                   743,079
Transportation equipment                                                  46,120                    52,090
                                                               ------------------        ------------------
Total                                                                  1,046,419                 1,114,258

Less accumulated depreciation                                            671,497                   714,121
                                                               ------------------        ------------------
Property and equipment, net                                    $         374,922       $           400,137
                                                               ==================        ==================


7.   GOODWILL

Goodwill arising from the acquisition of Cadcom is being amortized over 40 years and consists of:


                                                                   FEBRUARY 29,              FEBRUARY 28,
                                                                       2000                      1999
                                                               ------------------        ------------------
Excess of cost over net assets                                 $          32,625        $           32,625
Less accumulated amortization
                                                                           6,528                     5,712
                                                               ------------------        ------------------

Goodwill                                                       $          26,097        $           26,913
                                                               ==================        ==================

8.   PREPAID ADVERTISING CREDITS

Prepaid advertising credits of $484,062 at February 29, 2000 and February 28, 1999 represent the unused amount of negotiable advertising due bills received by USBL. These advertising due bills can be traded for various goods and services and they can be assigned, sold, or transferred. However, they are not recognized as currency in the United States although they can be traded as such. The credit will be amortized at the time the advertising is utilized. The total of $8,000,000 advertising due bills at February 29, 2000 were recorded at a substantial discount from their face value. However, if the Company is unable to realize the recorded value of this asset, a significant reduction in overall equity may result.


For the years ended February 29, 2000 and February 28, 1999, the asset balance changed as follows:


                                                                               YEAR ENDED
                                                               -------------------------------------------
                                                                   FEBRUARY 29,              FEBRUARY 28,
                                                                       2000                      1999
                                                               ------------------        ------------------
Balance, beginning of the year                                 $         484,062        $          684,062
Additional due bills received                                                  -                   250,000
Asset impairment charge resulting
 from adjustment to estimated fair value                                       -                  (450,000)
                                                               ------------------        ------------------

Balance, end of year                                           $         484,062        $          484,062
                                                               ==================        ==================



9.   LOANS PAYABLE TO RELATED PARTIES

Loans payable to related parties consist of:

                                                                  FEBRUARY 29,              FEBRUARY 28,
                                                                     2000                      1999
                                                               ------------------        ------------------
Loans payable (including interest) to two officers of MCI
   and estate of deceased father of these officers,
   interest at 6%, due on demand                               $         375,706        $          225,118
Loans payable (including interest) to Spectrum
   Associates, Inc. ("Spectrum"), a corporation controlled
   by two officers of MCI, interest at 6%, due on demand                 324,931                   344,931
Loans payable to Synercom, Inc. ("Synercom"), a
   corporation controlled by two officers of MCI, interest
   at 6%, due on demand                                                   26,235                         -
Note payable to mother of two officers, interest at 6%,
   due December 31, 2006                                                  50,000                    50,000
                                                               ------------------        ------------------

Loans payable to related parties                               $         776,872        $          620,049
                                                               ==================        ==================



For the years ended February 29, 2000 and February 28, 1999, substantially all interest due under these loans were waived by the respective lenders.

10.   LONG-TERM DEBT

Long-term debt consists of:


                                                                  FEBRUARY 29,              FEBRUARY 28,
                                                                     2000                      1999
                                                               ------------------        ------------------

Mortgage dated August 10, 1998, secured by a commercial
   building, interest at 7.06%, with monthly payments of
   principal and interest of $1,362 through August 2008
   and a balloon payment of approximately $68,200 payable
   in September 2008                                           $         141,204        $          147,202

Term bank loan, secured by Company assets, interest at
   8.06%, with monthly payments of $612, including interest,
   through November 2001, collateralized by Cadcom's assets                    -                    18,050
                                                               ------------------        ------------------

Total                                                                    141,204                   165,252

Less current portion
                                                                           6,443                    12,118
                                                               ------------------        ------------------
Long-term debt                                                 $         134,761        $          153,134
                                                               ==================        ==================




11.   INCOME TAXES

MCI, MCREHI, and Cadcom file a consolidated federal income tax return. USBL files a separate federal income tax return.

The provision for (benefit from) income taxes consists of:

                                                                                           YEAR ENDED
                                                                       -------------------------------------------------
                                                                           FEBRUARY 29,                FEBRUARY 28,
                                                                               2000                        1999
                                                                       ---------------------        --------------------
Current:
   Federal                                                     $               -        $                -
   State                                                                       -                         -

   Total                                                                       -                         -


Deferred:
   Federal                                                     $         (10,281)       $          (69,598)
   State                                                                  (3,174)                  (21,488)

   Valuation allowance                                                     13,455                   91,086

   Total                                                                       -                         -

Total                                                          $               -        $                -


Our effective tax rate differs from the U.S. federal income tax rate for the following reasons:

                                                                               YEAR ENDED
                                                               -------------------------------------------
                                                                   FEBRUARY 29,              FEBRUARY 28,
                                                                       2000                      1999
                                                               ------------------       -------------------

Computed federal income tax at 34%                             $         (11,360)       $          (76,904)
Computed state income tax, net of federal tax
   benefit (cost)                                                         (2,095)                  (14,182)
Change in valuation allowance                                             13,455                    91,086
                                                               ------------------       -------------------

Total                                                          $               -        $                -
                                                               ==================       ===================


Management has not determined it to be more likely than not that a deferred tax asset of approximately $812,000 attributable to the future utilization of approximately $2,031,000 of net operating loss carryforwards as of February 29, 2000 will be realized. Accordingly, the Company has provided a 100% allowance against the deferred tax asset in the financial statements at February 29, 2000. The Company will continue to review this valuation allowance and make adjustments as appropriate. The net operating loss carryforwards are available in varying amounts through February 28, 2020 to offset future taxable income.

12.   RELATED PARTY TRANSACTIONS

Spectrum, Synercom (Spectrum's parent company), and MCI are entities controlled and operated by MCI's president and members of his immediate family. This group also owns a significant portion of the minority interest in USBL. Until 1992, Cadcom was a 100% owned subsidiary of Synercom; in 1992, Synercom sold its 100% interest in Cadcom to MCI. As part of this agreement, MCI granted to Synercom the right of first refusal (through February 28, 2002) to purchase all of the Cadcom shares sold to MCI should MCI propose to transfer said shares to a third party.

Substantially all of Cadcom sales are to Spectrum and, as of February 29, 2000 and February 28, 1999, substantially all of the Company's accounts receivable are due from Spectrum.

In the years ended February 29, 2000 and February 28, 1999, MCI included consulting revenues from Spectrum of $12,000 and $12,000, respectively, and USBL included revenues from Spectrum approximating $44,000 and $100,000, respectively.

MCI, through its subsidiary MCREHI, purchased from Genvest, a partnership controlled by the Company's president and his immediate family, a commercial building in Milford, Connecticut for $320,000 in 1996.

13.   NON-CASH TRANSACTIONS

In the year ended February 29, 2000, USBL received $140,000 of consulting services and promotional services, in lieu of cash, as consideration for franchise fees, and recognized advertising income in exchange for merchandise valued at $5,100.

In the year ended February 28, 1999, USBL sold an additional five franchises in exchange for negotiable advertising due bills valued at $250,000. Also, USBL received $66,000 of advertising and promotional services, in lieu of cash, as consideration for franchise fees.

14.   LEASE COMMITMENTS

Cadcom rents its Milford, Connecticut facility under a non-cancelable operating lease from MCREHI. For the years ended February 29, 2000 and February 28, 1999, the minimum annual lease payments under this lease were $42,000 and $41,400, respectively. MCI and USBL leased office space in the same building from MCREHI on a month-to-month basis and were charged total rents of $30,000 and $24,000 in the years ended February 29, 2000 and February 28, 1999, respectively.

Rental income earned by MCREHI and rental expense incurred by Cadcom, MCI, and USBL (totaling $72,000 in the year ended February 29, 2000) have been eliminated in consolidation.

15.   CONTRIBUTED SERVICES

An officer/shareholder contributed management services to the USBL for no consideration. The USBL recorded a charge to operations for these services of $30,000 for each of the years ended February 29, 2000 and February 28, 1999.

16.   SUBSEQUENT EVENTS

Effective December 31, 2000, MCI sold Cadcom to Synercom for approximately $281,000, resulting in a loss on disposal of approximately $53,000.

Effective May 31, 2003, MCI sold MCREHI to USBL for approximately $323,000 in forgiveness of MCI intercompany payables.

At February 29, 2000, the net assets of these discontinued operations (excluding intercompany receivables and payables) consisted of:


For the years ended  February 29, 2000 and February 28, 1999,  the income (loss)
from  these  discontinued  operations  (excluding   intercompany   transactions)
consisted of:


AT FEBRUARY 29, 2000                                         CADCOM              MCREHI                TOTAL
--------------------                                     --------------      --------------      ---------------
Cash                                                   $         8,619      $          586      $         9,205
Accounts receivable                                            118,658                   -              118,658
Inventories                                                    160,247                   -              160,247
Property and equipment, net                                     63,991             295,557              359,548
Accounts payable and accrued expenses                          (91,071)             (2,275)             (93,346)
Loans payable to related parties                              (177,299)            (50,000)            (227,299)
Long-term debt                                                       -            (141,204)            (141,204)
                                                         --------------      --------------      ---------------
Net assets                                             $        83,145      $      102,664      $       185,809
                                                         ==============      ==============      ===============






                                   SIGNATURES

Pursuant to requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this Annual Report and any subsequent amendments thereto to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  August 25, 2005

                                             MEISENHEIMER CAPITAL, INC.

                                             /S/ Daniel T. Meisenheimer III
                                             ------------------------------
                                             Daniel T. Meisenheimer III
                                             Chairman of the Board and President

Pursuant to the requirements of the Securities Act of 1934, this Report has been signed below by the following persons in their respective capacities with the Registrant and on the dates indicated.


Date:  August 25, 2005
                                             /S/ Daniel T. Meisenheimer III
                                             ------------------------------
                                             Daniel T. Meisenheimer III
                                             Chairman of the Board and President


Date:  August 25, 2005
                                             /S/ Richard Meisenheimer III
                                             ------------------------------
                                             Richard C. Meisenheimer
                                             Vice President, Chief Financial
                                             Officer and Director

                                  EXHIBIT INDEX
                                  -------------

EXHIBITS:
--------

Except as indicated below, the following exhibits are incorporated by reference to the Exhibit bearing the same number on the Registrant's Registration Statement on Form 10-SB filed with the Commission on October 15, 1996, effective March 24, 1997. Commission File No. 0-25147:

3.4      Certificate of Incorporation of Meisenheimer Capital, Inc. ("MCI")
3.5      Certificate of Renewal of Certificate of Incorporation of MCI
3.6      By-Laws of MCI
4.2      Form of Stock Certificate
10.5 Mortgage Note between Fleet Bank, National Association and Meisenheimer Capital Real Estate Holdings, Inc. and Guaranty of MCI
10.6 Lease between Meisenheimer Capital Real Estate Holdings, Inc. and Cadcom, Inc.
10.7     Lease between Meisenheimer Capital Real Estate Holdings, Inc. and USBL
10.8 Equipment Lease Agreement between Synercom, Inc. and our subsidiary, Cadcom, Inc., dated September 11, 1992
10.9 Equipment Lease Agreement between Synercom, Inc. and our subsidiary, Cadcom, Inc., dated July 1, 1995
10.10    Standard Franchise Agreement of USBL
31.1     Certification of Chief Executive Officer (filed herewith)
31.2     Certification of Chief Financial Officer (filed herewith)
32       Certification pursuant to 18 U.S.C Section 1350 as adopted pursuant to
         Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)