Form 10KSB
period 2004-02-29
MEISENHEIMER CAPITAL INC
filed 2006-04-03
CIK 747574

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   Form 10-KSB

     (Mark One)
     [X] ANNUAL REPORT UNDER TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

               For the fiscal year ended February 29, 2004

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

     Check  whether  the issuer is not  required  to file  reports  pursuant  to
Section 13 or 15(d) of the Exchange Act. [ ]

     Check  whether  the issuer:  (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [ X ]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X]

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) [ ] Yes [X] No

     State issuer's revenues for its most recent fiscal year: Revenues for the fiscal year ended February 29, 2004 were $424,787.

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days: $561,688 as of March 29, 2006.

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: The number of shares of the registrant's Common Stock outstanding as of March 31, 2006 was 4,477,084 shares.

     Transitional  Small Business  Disclosure  Format (check one):
     Yes        No   X
        -----     -----


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

     We own 2,095,000 shares of common stock of USBL and 140,000 shares of preferred stock of USBL, constituting approximately 50% of the issued and outstanding stock of USBL. Approximately 36% of the outstanding stock of USBL is owned by the principals of MCI, and members of their immediate family (the "Meisenheimer Family"). The balance of 14% is owned by members of the public. We owned all of the issued and outstanding stock of our Cadcom and MCR subsidiaries until the time of their sale.

     We have been delinquent in our filings of reports with the Securities and Exchange Commission. (See "Risk Factors"). We failed to timely file the Forms 10-KSB for the fiscal years ending in February 2000, 2001, 2002, 2003 and 2004 and the Forms 10-QSB for all periods ending after August 31, 1998. The Form 10-KSB now being filed is for the fiscal year ended February 28, 2004.

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

     Since the inception of the League through the filing of this report, the number of active franchises has fluctuated from a low of seven to a high of thirteen.

     Since 1984 our USBL subsidiary has sold a total of approximately 40 franchises at various prices ranging from $10,000 to $300,000. One of our affiliates also paid $100,000 for a franchise. The current asking price for a franchise is $300,000; however, it is not anticipated that USBL will receive the asking price of $300,000 for the near future because, generally speaking, the individual franchises have not operated at a profit. See "Risk Factors."

     Under the standard franchise agreement employed by our USBL subsidiary, the term of the franchise is for ten (10) years with rights of renewal. In addition to the initial purchase price for the franchise, the franchisees are required to pay an annual royalty fee ranging from

$15,000 to $25,000 per year. As of February 28, 2005, three of the franchises are in arrears. USBL has the right to terminate franchises for failure to pay the annual royalty. Because of USBL's goal to have the League expand, USBL has waived annual royalty fees in the past under certain circumstances, particularly situations where the franchise has not been operating profitably.

     The franchise agreement employed by our USBL subsidiary also entitles
USBL to receive television revenues on a sharing basis with the teams in connection with any television broadcasting of national or regional games. USBL has not received any significant television revenues. The franchise agreement also provides for USBL to receive revenues from the sale of team and league merchandise. Revenues from these sources have also been negligible. The franchise agreement also requires USBL to use its good faith efforts to obtain sponsorships for each team and the League. Such sponsorship is generally from local or national corporations. The sponsorships have generally taken the form of free basketballs, uniforms, airline tickets and discount accommodations for teams when they are required to travel.

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

     From the inception of the League, our USBL subsidiary has generally operated at a loss. This has been due to the poor sales for franchises and the inability of the franchisees to pay their annual royalty fees. As a result, both MCI and USBL have been dependent on loans and advances from officers, directors and their affiliates to support operations. See "Financial Information" and "Certain Relationships and Related Transactions." In addition, our auditors and USBL's auditors have qualified their opinions based on their concerns expressed as to the ability of both MCI and USBL to continue as going concerns. See "Risk Factors" and "Financial Information."

     Our USBL subsidiary employs four full-time employees, consisting of USBL president and League commissioner Daniel T. Meisenheimer, III ("D Meisenheimer"), a director of administration, a director of public relations, and a director of operations. During the League season, USBL also employs additional staff, including approximately 50 referees and statisticians who are paid on a per game basis.

Our Former Cadcom Subsidiary

     Our former subsidiary, Cadcom, Inc. ("Cadcom"), was incorporated in Connecticut in 1987. Cadcom was wholly owned by us and was acquired by us in February 1992 from Synercom, Inc. ("Synercom"), a corporation owned and controlled by the Meisenheimer Family, which consists of D. Meisenheimer, III, Richard Meisenheimer, D. Meisenheimer, Jr.

and Mary Ellen Meisenheimer, the father and mother of D. Meisenheimer III and Richard Meisenheimer. D. Meisenheimer, Jr. passed away in September, 1999 (Fiscal 2000). Cadcom was sold back to Synercom in December 2000.

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

     Our former Cadcom subsidiary's manufacturing process was controlled by rigid standards established by both the Federal Aviation Authority ("FAA") and the Department of Defense. The manufacturing process utilized highly sophisticated computer-controlled turning and milling machinery. Approximately thirty (30%) percent of the equipment was rented by Cadcom under capital leases from Synercom. In fiscal 2000, Cadcom accounted for approximately 68% of the total revenues generated by MCI and subsidiaries. In fiscal 1999, Cadcom accounted for approximately 53% of the total revenues generated by MCI and subsidiaries. See "Risk Factors."

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

                                  RISK FACTORS

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

ITEM 2.  DESCRIPTION OF PROPERTY

     In August 1995, we, through our then wholly owned subsidiary, Meisenheimer Capital Real Estate Holdings ("MCR"), acquired the real estate at 46 Quirk Road, Milford, Connecticut, from Genvest, a limited partnership whose partners consist of MCI president D. Meisenheimer III and the Meisenheimer Family. Prior to the purchase, the property had formerly been leased by us and our subsidiaries from Genvest. The property consists of a building housing office and manufacturing space of approximately 6,000 square feet. For the period covered by this report, our USBL subsidiary paid $2,500 for three months of rent for approximately 1,500 square feet of such space. Our former Cadcom subsidiary paid $3,800 a month for approximately 3,500 square feet of such space. A portion of the space was also rented to an unaffiliated party for $300 per month. The consideration paid to Genvest for the property consisted of the issuance of 200,978 shares of our common stock plus cash of $120,000. MCR borrowed funds of $120,000 from a financial institution which loan was secured by a 20-year mortgage on the property. The loan was guaranteed by MCI, our president D. Meisenheimer III and Richard C. Meisenheimer ("R. Meisenheimer"), chief financial officer, vice president and secretary of MCI. MCR was sold to USBL in May 2003.

ITEM 3.  LEGAL PROCEEDINGS

     None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the fiscal year ended February 28, 2004 no matters were submitted to a vote of security holders.


                                     Part II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

Market Information

     The following is the range of high and low closing bid prices for each quarter for the fiscal years ended February 28, 2003 and February 29, 2004:

                                             Fiscal 2003
                                       High              Low
First Quarter 5/31/02                  $.15              $.12
Second Quarter 8/31/02                 $.15              $.12
Third Quarter 11/30/02                 $.20              $.15
Fourth Quarter 2/28/03                 $.20              $.15

                                             Fiscal 2004
                                       High              Low
First Quarter 5/31/03                  $.15              $.12
Second Quarter 8/31/03                 $.15              $.12
Third Quarter 11/30/03                 $.15              $.12
Fourth Quarter 2/29/04                 $.15              $.12

     The foregoing closing bid prices (high and low) for each quarter represent quotations between dealers without adjustments for retail markups, markdowns or commissions and may not represent actual transactions, as reported by the National Association of Securities Dealers Composite Feed or other qualified
inter-dealer   quotation  medium.  (1)
-------------------
(1) Our stock was removed from the Over-the-Counter Bulletin Board on February 9, 2000 because of our failure to timely file periodic reports with the SEC. The price of our stock is now quoted in the "Pink Sheets."

Approximate Number of Equity Security Holders

     There are approximately 375 holders of record of our common stock as of March 16, 2006. This figure is based on information supplied by our transfer agent and does not include shareholders whose stock is held at brokerages in "street" name.

Dividends

         We have not paid any dividends since inception of our business, and we do not anticipate paying any dividends in the foreseeable future.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF FINANCIAL OPERATIONS

FISCAL YEAR 2004 COMPARED TO FISCAL YEAR 2003

Results of operations

     Total revenues for the fiscal year ended February 29, 2004 ("Fiscal 2004") were $424,787 as compared to total revenues of $512,333 for the fiscal year ended February 28, 2003 ("Fiscal 2003"). Revenues for the basketball league operations, including franchise and royalty fees, decreased by $86,746 after elimination of inter-company transactions.

     Operating expenses for Fiscal 2004 decreased by approximately $50,000 to $488,639 compared to $537,826 in Fiscal 2003. The decrease is due largely to the $35,758 reduction in referee fees in 2004 and the elimination of post season festival expenses because of a restructuring in 2004 wherein these costs were borne by the individual teams.

     Consolidated net loss for Fiscal 2004 amounted to $62,508, as compared to $57,746 for Fiscal 2003. The increase in the loss is attributable to the $38,359 increase in loss from operations, offset by a $33,597 reduction in net other income (expense).

Liquidity and Capital Resources

     The Company's working capital deficiency increased approximately $67,000 from $471,788 at February 28, 2003 to $538,085 at February 29, 2004.

     The Company's statement of cash flows for Fiscal 2004 reflects net cash used in operations of $21,917, which reflects the $62,508 net loss, offset by $7,319 depreciation and $33,272 in changes in operating asset and liability balances providing cash.

     The Company and its wholly owned subsidiaries file a consolidated federal income tax return, and as of February 29, 2004, they had approximately $2,500,000 in net operating loss carryforwards available to offset future taxable income. USBL files a separate federal tax return.

ITEM 7.  FINANCIAL STATEMENTS (APPEARING AFTER INDEX TO EXHIBITS)

                   MEISENHEIMER CAPITAL, INC. AND SUBSIDIARIES
                          Index to Financial Statements

                                                                           Page
                                                                           ----
Reports of Independent Auditor                                             F-2

Financial Statements:

   Consolidated Balance Sheets as of February 29, 2004 and
      February 28, 2003                                                    F-3

   Consolidated Statements of Operations for the years ended
      February 29, 2004 and February 28, 2003                              F-4

   Consolidated Statements of Changes in Stockholders' Equity
      for the years ended February 29, 2004 and February 28, 2003          F-5

   Consolidated Statements of Cash Flows for the years ended
      February 29, 2004 and February 28, 2003                              F-6

   Notes to Consolidated Financial Statements                              F-7

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not applicable.

ITEM 8A.    CONTROLS AND PROCEDURES

Evaluation and Disclosure Controls and Procedures

     Based on their evaluation as of February 29, 2004, our management, with the participation of our Principal Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as required by Exchange Act Rule 13a-15. Based on that evaluation, the Principal Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms. Notwithstanding the effectiveness of our disclosure controls and procedures, we were delinquent in filing our reports due to our lack of adequate capital.

Changes in Internal Controls

     There were no significant changes in our internal controls over financial reporting that occurred during the quarter ended February 29, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 8B.  Other information.

None.


                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTER AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Directors, Executive Officers, Promoters and Control Persons

The following persons served as our directors and executive officers for the fiscal year ending February 29, 2004.

Name                          Current Age            Position

Daniel T. Meisenheimer, III       55           Chairman of the Board, President
                                               and Treasurer
Richard C. Meisenheimer           52           Vice President, Chief Financial
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

ITEM 10. EXECUTIVE COMPENSATION

     The following tables reflect the salaries  received by D.  Meisenheimer and
R. Meisenheimer for the fiscal years ended February 29, 2004, and February 28, 2003 and 2002;



                           SUMMARY COMPENSATION TABLE
                                      Other
                                                                                           Securities
                                                                              Restricted   Underlying
                                                               Other Annual     Stock       Options/     LTIP       All Other
 Name and Principal Position    Year   Salary ($)  Bonus ($)  Compensation($)  Awarded      SARS (#)   Payouts($)  Compensation($)
 ----------------------------   -----  ----------  ---------- --------------- ----------   ----------  ----------  --------------
Daniel T. Meisenheimer, III     2004     -0-         -0-           -0-           -0-          -0-         -0-          -0-
 President and Treasurer
                                2003     -0-         -0-           -0-           -0-          -0-         -0-          -0-
                                2002     -0-         -0-           -0-           -0-          -0-         -0-          -0-
Richard C. Meisenheimer         2004     -0-         -0-           -0-           -0-          -0-         -0-          -0-
 Vice President and
 Secretary
                                2003     -0-         -0-           -0-           -0-          -0-         -0-          -0-
                                2002     -0-         -0-           -0-           -0-          -0-         -0-          -0-


     There were no options or stock appreciation grants in the fiscal 2004 nor were there any option exercises in fiscal 2004. Likewise, since neither D. Meisenheimer nor R. Meisenheimer elected to accept any options, as of the end of fiscal 2004, and currently, they do not own any options.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information as of February 29, 2004 with respect to the beneficial ownership of our outstanding common stock by (i) any holder of more than five (5%) percent, (ii) each of our officers and directors; and (iii) the directors and officers of the Company as a group:


                                                                    Approximate
                                            Amount and Nature of    Percent of
Name and Address of Beneficial Owner        Beneficial Ownership      Class
------------------------------------        --------------------    ------------

Daniel T. Meisenheimer, III (1)                 1,158,814              25.9%
c/o The United States Basketball League
46 Quirk Road
Milford, CT  06460

Richard C. Meisenheimer (2)                       320,000               7.2%
c/o The United States Basketball League
46 Quirk Road
Milford, CT  06460

Synercom, Inc. (3)                                400,000               8.9%
c/o The United States Basketball League
46 Quirk Road
Milford, CT  06460

Genvest, L.P. (4)                                 200,978               4.5%
P. O. Box 470
Milford, CT  06460

Mary E.  Meisenheimer (5)                         525,000              11.7%
c/o The United States Basketball League
46 Quirk Road
Milford, CT  06460

All Officers and Directors as a Group           2,079,792              46.5%

---------------------------------
(1) D. Meisenheimer is the president of MCI. The shares listed above include 50,000 shares owned by his wife. D. Meisenheimer and his family also own 449,699 shares of USBL common stock and 143,998 shares of USBL preferred stock.

(2) R. Meisenheimer is vice president and a director of MCI. R. Meisenheimer also owns 5,000 shares of USBL common stock and 142,285 shares of USBL preferred stock. In addition, Spectrum, of which R. Meisenheimer is president, owns 236,957 shares of USBL common stock and 376,673 shares of USBL preferred stock. The above figure does not include MCI shares owned by Synercom, of which R. Meisenheimer is president.

(3) Synercom is owned jointly by D. Meisenheimer, R. Meisenheimer, and Mary Ellen Meisenheimer. Synercom also owns all of the outstanding stock of Spectrum Associates, Inc. ("Spectrum"), which is the sole customer of our former Cadcom subsidiary. As such, Synercom's ownership in MCI is considered as part of Management's ownership.

(4) Genvest L.P. is a limited partnership consisting of R. Meisenheimer as general partner and D. Meisenheimer and Mary Ellen Meisenheimer as limited partners. As such, Genvest L.P.'s ownership in MCI is considered as party of management's ownership.

(5)  Mrs. Meisenheimer is the mother of D. Meisenheimer and R. Meisenheimer.

Equity Compensation Plan

The following table provides certain information with respect to all of the Company's equity compensation plans in effect as of February 29, 2004.


--------------------------------------------------------------------------------------------------------------
                                                                                     Number of securities
                                                                                    remaining available for
                        Number of securities to be    Weighted-average exercise      issuance under equity
                          issued upon exercise of       price of outstanding          compensation plans
                           outstanding options,         options, warrants and        (excluding securities
  Plan Category            warrants and rights                rights               reflected in column a)
----------------------- ---------------------------- ---------------------------- ----------------------------
Equity compensation                 0                            0                            0
plans approved by
security holders:
----------------------- ---------------------------- ---------------------------- ----------------------------
Equity compensation
plans not approved                  0                            0                            0
by security holders:
----------------------- ---------------------------- ---------------------------- ----------------------------
Total                               0                            0                            0
--------------------------------------------------------------------------------------------------------------

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Loans

     For at least the last ten years, the principals of MCI and their affiliated companies have made loans to the Company and its subsidiaries. As of February 29, 2004, the Company was indebted to the principals and their affiliated companies in the total amount of $533,928. Of such outstanding debt, $533,928 is payable upon demand. See "Financial Information."

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

Financial Statements

All financial statements as set forth under Item 7.

Exhibits

Except as indicated below, the following exhibits are incorporated by reference to the Exhibit bearing the same number on the Registrant's Registration Statement on Form 10-SB filed with the Commission on October 15, 1996, effective March 24, 1997. Commission File No. 0-25147:

3.1      Certificate of Incorporation of Meisenheimer Capital, Inc. ("MCI")
3.2      Certificate of Renewal of Certificate of Incorporation of MCI
3.3      By-Laws of MCI
4.1      Form of Stock Certificate
10.1     Standard Franchise Agreement of USBL
31.1     Certification of Chief Executive Officer (filed herewith)
31.2     Certification of Chief Financial Officer (filed herewith)
32       Certification pursuant to 18 U.S.C Section 1350 as adopted pursuant to
         Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)


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

                   MEISENHEIMER CAPITAL, INC. AND SUBSIDIARIES
                          Index to Financial Statements


                                                                            Page
                                                                            ----

Reports of Independent Auditor                                               F-2

Financial Statements:

   Consolidated Balance Sheets as of February 29, 2004 and
      February 28, 2003                                                      F-3

   Consolidated Statements of Operations for the years ended
      February 29, 2004 and February 28, 2003                                F-4

   Consolidated Statements of Changes in Stockholders' Equity
      for the years ended February 29, 2004 and February 28, 2003            F-5

   Consolidated Statements of Cash Flows for the years ended
      February 29, 2004 and February 28, 2003                                F-6

   Notes to Consolidated Financial Statements                                F-7

                          REPORT OF INDEPENDENT AUDITOR

To the Board of Directors and Stockholders of Meisenheimer Capital, Inc.

I have audited the accompanying consolidated balance sheets of Meisenheimer Capital, Inc. and subsidiaries (the "Company") as of February 29, 2004 and February 28, 2003 and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these consolidated financial statements based on my audits.

I did not audit the financial statements of United States Basketball League, Inc., a subsidiary which statements reflect total assets and revenues constituting approximately 71 percent and 94 percent, respectively, of the related consolidated totals at February 29, 2004 and for the year then ended and 9 percent and 88 percent, respectively, of the related consolidated totals at February 28, 2003 and for the year then ended. Those statements were audited by other auditors whose report has been furnished to me, and my opinion, insofar as it relates to the amounts included for United States Basketball League, Inc., is based solely on the report of other auditors.

I conducted my audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provides a reasonable basis for my opinion.

In my opinion, based on my audits and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Meisenheimer Capital, Inc. and subsidiaries as of February 29, 2004 and February 28, 2003 and the results of their operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

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

                                           /s/ Michael T. Studer CPA P.C.
                                           ------------------------------
Freeport, New York
February 10, 2006


                   MEISENHEIMER CAPITAL, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets



                                                           February 29,   February 28,
                                                              2004           2003
                                                              ----           ----
Assets
------
Current assets:
   Cash                                                    $   25,195     $   4,274
   Marketable securities                                      114,011        64,353
   Inventory                                                   17,147        33,617
   Prepaid expenses and other                                     600           600
                                                           ----------    ----------
      Total current assets                                    156,953       102,844

Property and equipment, net                                   273,154       280,473
                                                           ----------    ----------
Total assets                                               $  430,107    $  383,317
                                                           ==========    ==========
Liabilities and Stockholders' Equity
------------------------------------
Current liabilities:

   Current portion of mortgage payable                     $    8,746    $    6,443
   Loans payable to related parties                           533,928       482,285
   Accounts payable and accrued expenses payable              152,364        85,904
                                                           ----------    ----------
      Total current liabilities                               695,038       574,632

Mortgage payable                                              102,895       114,003
                                                           ----------    ----------
Note payable to related party                                  50,000        50,000
                                                           ----------    ----------
Total liabilities                                             847,933       738,635
                                                           ----------    ----------

Minority interest in consolidated subsidiary

Stockholders' equity :
   Common stock, $.01 par value; 10,000,000 shares
      authorized, 4,477,084 shares issued and outstanding      44,771        44,771
   Additional paid-in capital                               3,425,008     3,425,008
                                                           ----------    ----------
   Deficit                                                 (3,887,605)   (3,825,097)
                                                           ----------    ----------
      Total stockholders' equity (deficiency)                (417,826)     (355,318)
                                                           ----------    ----------

Total liabilities and stockholders' equity                 $  430,107    $  383,317
                                                           ==========    ==========


                 See notes to consolidated financial statements.



                   MEISENHEIMER CAPITAL, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations


                                                                    Year Ended
                                                         --------------------------------
                                                         February 29,         February 28,
                                                            2004                 2003
                                                         ------------         -----------
Revenues:
   Franchise fees and related revenues                   $    365,887         $   452,633
   Rentals                                                     46,900              49,700
   Consulting                                                  12,000              10,000
                                                         ------------         -----------
      Total revenues                                          424,787             512,333
                                                         ------------         -----------

Operating expenses:
   Referee fees                                                54,100              89,858
   Selling, general and administrative expenses               434,539             447,968
                                                         ------------         -----------
      Total operating expenses                                488,639             537,826
                                                         ------------         -----------
Income (loss) from operations                                 (63,852)            (25,493)

Other income (expense):

   Interest income                                                 75                 127
   Interest expense                                           (22,787)            (21,272)
   Gain (loss) on marketable securities                        24,056             (11,108)
                                                         ------------         -----------
Income (loss) before minority interest                        (62,508)            (57,746)


Minority interest in net (income) loss of subsidiary                -                   -
                                                         ------------         -----------
Net income (loss)                                        $    (62,508)        $   (57,746)
                                                         ============         ===========
Net income (loss) per share                              $      (0.01)        $     (0.01)
                                                         ------------         -----------
Weighted average number of common shares outstanding        4,477,084           4,477,084
                                                         ------------         -----------


                       See notes to consolidated financial statements.



                   MEISENHEIMER CAPITAL, INC. AND SUBSIDIARIES
           Consolidated Statements of Changes in Stockholders' Equity
               Years Ended February 29, 2004 and February 28, 2003


                        Common Stock, Additional
                        $.01 Par Value Paid-in
                        ------------------------
                        Shares           Amount        Capital        Deficit         Total
                        ------          --------     -----------   ------------   ------------

Balances,
   February 28, 2002    4,477,084      $  44,771     $ 3,425,008     (3,767,351)     (297,572)

Net loss                -                 -            -                (57,746)      (57,746)
                        ---------      ---------     -----------   ------------   -----------

Balances,
   February 28, 2003    4,477,084         44,771       3,425,008     (3,825,097)     (355,318)

Net loss                -                 -            -                (62,508)      (62,508)
                        ---------      ---------     -----------   ------------   -----------

Balances,
   February 29, 2004    4,477,084      $  44,771     $ 3,425,008   $ (3,887,605)  $  (417,826)
                        =========      =========     ===========   ============   ===========



                 See notes to consolidated financial statements.


                   MEISENHEIMER CAPITAL, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows

                                                                            Year Ended
                                                                  -------------------------------
                                                                   February 29,     February 28,
                                                                      2004              2003
                                                                  --------------    -------------
Cash flows from operating activities:

   Net income (loss)                                              $ (62,508)           (57,746)
   Adjustments to reconcile net income (loss) to net
      cash provided by (used in) operating activities:
      Depreciation and amortization                                   7,319              7,490
      Decrease (increase) in assets:
         Marketable securities                                      (49,658)           (14,492)
         Inventory                                                   16,470             (2,966)
         Prepaid expenses and other current assets                        -              4,700
      Increase (decrease) in liabilities:
         Accounts payable and accrued expenses                       66,460             14,414
                                                                  ---------         ----------

   Net cash provided by (used in) operating activities              (21,917)           (48,600)
                                                                  ---------         ----------
Cash flows from investing activities                                      -                  -
                                                                  ---------         ----------
Cash flows from financing activities:
   Increase (decrease) in loans from related parties                 51,643             50,726
   Repayments of mortgage payable                                    (8,805)            (7,454)
                                                                  ---------         ----------
   Net cash provided by (used in) financing activities               42,838             43,272
                                                                  ---------         ----------
Net increase (decrease) in cash                                      20,921             (5,328)
Cash, beginning of year                                               4,274              9,602
                                                                  ---------         ----------
Cash, end of year                                                   $25,195              4,274
                                                                  =========         ==========
Supplemental disclosures:
   Cash payments made during the year:

   Interest                                                         $22,787             21,272
                                                                  =========         ==========
   Taxes                                                          $       -                  -
                                                                  =========         ==========



                 See notes to consolidated financial statements.

                   MEISENHEIMER CAPITAL, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
               Years Ended February 29, 2004 and February 28, 2003

1.        Description of Business and Basis of Presentation

          Meisenheimer Capital, Inc. ("MCI") is a holding company with two operating subsidiaries during years ended February 29, 2004 and February 28, 2003: Meisenheimer Capital Real Estate Holdings, Inc. ("MCREHI") (100% owned by MCI to May 31, 2003 and 100% owned by USBL thereafter), and United States Basketball League, Inc. ("USBL") (approximately 60% of common stock and 13% of preferred stock owned by MCI).

          MCREHI owns a commercial building in Milford, Connecticut. Effective May 31, 2003, MCI sold MCREHI to USBL for approximately $323,000 in forgiveness of MCI intercompany payables.

          USBL operates a professional summer basketball league through franchises located in the United States.

          At February 29, 2004, MCI and its subsidiaries (the "Company") had negative working capital of $538,085, a stockholders' deficiency of $417,826, and accumulated losses of $3,887,605. This factor, as well as the Company's reliance on related parties and significant non-cash transactions (see Notes 9 and 10), creates an uncertainty as to the Company's ability to continue as a going concern. The Company is making efforts to revitalize USBL by raising equity capital and marketing new franchises. However, there can be no assurance that the Company will be successful in accomplishing these objectives. Because of the uncertainties surrounding the ability of the Company to continue its operations, there is substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

2.        Summary of Significant Accounting Policies

          a.   Principles of consolidation

               The consolidated financial statements include the accounts of MCI and its operating subsidiaries. All significant intercompany balances and transactions have been eliminated and applicable minority interests have been reflected in consolidation.

                   MEISENHEIMER CAPITAL, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
               Years Ended February 29, 2004 and February 28, 2003

          b.   Cash and cash equivalents

               For purposes of the consolidated balance sheets and statements of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

          c.   Revenue recognition

               MCI and its subsidiaries generally use the accrual method of accounting. However, due to the uncertainty of collecting royalty and franchise fees from its franchisees, USBL recognizes these revenues upon receipt of cash consideration paid or the performance of related services by the franchisee. Franchise fees earned in nonmonetary transactions are recorded at the fair value of the franchise granted or the service received, based on which value is more readily determinable. Upon the granting of the franchise, USBL has performed essentially all material conditions related to the sale.

               USBL also generates advertising revenue from fees for area signage, tickets, and program and yearbook advertising space. Advertising revenue is recognized at the time the advertising space is made available to the user.

          d.   Marketable securities

               Marketable securities are classified as trading securities and are recorded at fair value with unrealized gains and losses included in income. The change in net unrealized holding gain
               (loss) included in earnings for the years ended February 29, 2004 and February 28, 2003, was ($10,852) and ($7,448), respectively.

          e.   Inventory

               Inventory consists of USBL trading cards, basketball uniforms, sporting equipment and printed promotional material. Certain USBL inventory was obtained through barter transactions whereby USBL granted suppliers various advertising space (print) and air time (television) in return for the supplier's products. These transactions were accounted for based upon the fair values of the assets and services involved in the transactions.

                   MEISENHEIMER CAPITAL, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
               Years Ended February 29, 2004 and February 28, 2003

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

          g.   Income taxes

               Income taxes are accounted for under the assets and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled.

          h.   Estimates

               The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

          i.   Advertising costs

               Advertising costs are expensed as incurred, and were approximately $63,000 and $6,000 for the years ended February 29, 2004 and February 28, 2003, respectively.

          j.   Loss per share

               Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share" establishes standards for computing and presenting earnings (loss) per share (EPS). SFAS No. 128 requires dual presentation of basic and diluted EPS. Basic EPS excludes dilution and is computed by dividing net income (loss) available to common stockholders by the weighted average number of common

                   MEISENHEIMER CAPITAL, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
               Years Ended February 29, 2004 and February 28, 2003

               shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if stock options or convertible securities were exercised or converted into common stock.

               Since the Company has no common stock equivalents, basic and diluted loss per share amounts were equivalent for the years ended February 29, 2004 and February 28, 2003.

          k.   Stock based compensation

               The Company applies APB Opinion No. 25 and related interpretations in accounting for stock-based compensation to employees. Stock compensation to non-employees is accounted for at fair value in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation". No options were granted during the years ended February 29, 2004 and February 28, 2003.

          l.   Reclassifications

               Certain prior year information has been reclassified to be comparable to the current year presentation.

3.        Marketable Securities

          Marketable securities consist of:

                                                  February 29,      February 28,
                                                      2004             2003
                                                  ------------      ------------
          Trading equity securities - MCI         $     60,860      $     42,593
          Other                                              -                 -
                                                  ------------      ------------

          Marketable securities                   $     60,860      $     42,593
                                                  ============      ============


4.        Property and Equipment, Net

          Property and equipment, net, consists of:

                   MEISENHEIMER CAPITAL, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
               Years Ended February 29, 2004 and February 28, 2003

                                              February 29,        February 28,
                                                  2004               2003
                                            -----------------    --------------

         Land                               $         121,253    $      121,253
         Building                                     197,836           197,836
         Equipment                                      8,606             8,606
         Transportation equipment                      46,120            46,120
                                            -----------------    --------------

         Total                                        373,815           373,815

         Less accumulated depreciation               (100,661)          (93,342)
                                            -----------------    --------------
         Property and equipment, net        $         273,154    $      280,473
                                            =================    ==============


5.       Loans Payable to Related Parties                                  February 29,    February 28,
                                                                              2004             2003
         Loans payable to related parties consist of:                       ----------     ------------

         Loans payable (including interst) to the two officers of MCI and estate of deceased father of these officers,
           interest at 6%, due on demand                                    $  363,561      $   363,918
         Loans payable (including interest) to Spectrum
           Associates, Inc. ("Spectrum"), a corportion controlled
           by the two officers of MCI, interest at 6%, due on demand           153,367          110,367
         Loans payable to Synercom, Inc. ("Synercom"), a
           corporation controlled by the two officers of MCI,
           due on demand                                                        10,000            8,000
         Loan payable to Cadcom, Inc. ("Cadcom"), a corporation
           controlled by the two officers of MCI, due on demand                  5,000                -
                                                                            ----------      -----------
         Loans payable to related parties                                   $  533,928      $   482,285
                                                                            ==========      ===========

         For the years ended February 29, 2004 and February 28, 2003, certain interest due under these loans was waived by the respective lenders.


                   MEISENHEIMER CAPITAL, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
               Years Ended February 29, 2004 and February 28, 2003

6.       Mortgage Payable
                                                                        February 29,      February 28,
         Mortgage payable consists of:                                      2004             2003
                                                                        ------------      ------------
         Mortgage dated August 10, 1998, secured by a commercial
           building, interest at 7.06%, with a monthly payment of
           principal and interest of $1,362 through July 2008
           and a balloon payment of approximately $67,800 payable
           in August 2008                                               $   111,641       $    120,446

         Less current portion                                                (8,746)            (6,443)
                                                                        -----------       ------------
         Mortgage payable                                               $   102,895       $    114,003
                                                                        ===========       ============



7.       Note Payable to Related Party

         The note payable, due to the mother of the two officers of MCI, bears interest at 6% payable annually and is due on December 31, 2006.

8.       Income Taxes

         The provision for (benefit from) income taxes consists of:

                                          February 29,        February 28,
                                              2004                2003
                                       -----------------    ----------------
         Current:
            Federal                    $               -    $              -
            State                                      -                   -
                                       -----------------    ----------------
            Total                                      -                   -
                                       -----------------    ----------------

         Deferred:
            Federal                              (19,234)            (17,768)
                                       -----------------    ----------------
            State                                 (5,938)             (5,486)
                                       -----------------    ----------------
            Valuation Allowance                   25,172              23,254
                                       -----------------    ----------------
         Total                                         -                   -
                                       =================    ================
         Provision for income taxes    $               -    $              -
                                       =================    ================

                   MEISENHEIMER CAPITAL, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
               Years Ended February 29, 2004 and February 28, 2003


         Our effective tax rate differs from the U.S. federal income tax rate for the following reasons:

                                                                     Years Ended
                                                            -------------------------------
                                                            February 29,        February 28,
                                                               2004               2003
                                                            -----------        ------------
         Computed federal income tax at 34%                 $   (21,253)       $    (19,634)
         Computed state income tax, net of federal tax
           benefit (cost)                                        (3,919)             (3,620)
         Change in valuation allowance                           25,172              23,254
                                                            -----------        ------------
         Provision for income taxes                         $         -        $          -
                                                            ===========        ============





         Management has not determined it to be more likely than not that a deferred tax asset of up to approximately $1,000,000 attributable to the future utilization of approximately $2,500,000 of net operating loss carryforwards as of February 29, 2004 will be realized. Accordingly, the Company has provided a 100% allowance against the deferred tax asset in the financial statements at February 29, 2004. The Company will continue to review this valuation allowance and make adjustments as appropriate. The net operating loss carryforwards are available in varying amounts through February 28, 2024 to offset future taxable income.

         Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited.

9.       Related Party Transactions

         Spectrum, Synercom (Spectrum's parent company), Cadcom (Synercom's subsidiary), and MCI are entities controlled and operated by MCI's two officers and members of their immediate families. This group also owns a significant portion of the minority interest in USBL.

         In the years ended February 29, 2004 and February 28, 2003, MCI included consulting revenues from Spectrum of $12,000 and $10,000, respectively, and USBL included revenues from Spectrum of $120,000 and $91,000, respectively.

                   MEISENHEIMER CAPITAL, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
               Years Ended February 29, 2004 and February 28, 2003

         MCI, through its subsidiary MCREHI, purchased from Genvest, a partnership controlled by the Company's two officers and their immediate families, a commercial building in Milford, Connecticut for $320,000 in 1996. In the years ended February 29, 2004 and February 28, 2003, MCREHI included rental revenues from Cadcom of $43,600 and $45,800, respectively.

10.      Non-cash Transactions

         In the years ended February 29, 2004 and February 28, 2003, USBL received consulting services, promotional services and expense reimbursements, in lieu of cash, as consideration for franchise and other fees valued at $22,500 and $176,303, respectively.

11.      Lease Commitments

         MCI and USBL lease office space from MCREHI on a month-to-month basis and were charged total rents of $7,500 and $30,000 in the years ended February 29, 2004 and February 28, 2003, respectively. Rental income earned by MCREHI and rental expense incurred by MCI and USBL are eliminated in consolidation.

                                   SIGNATURES

Pursuant to requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this Annual Report and any subsequent amendments thereto to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 31, 2006


                                          MEISENHEIMER CAPITAL, INC.

                                          /s/ Daniel T. Meisenheimer, III
                                          --------------------------------
                                          Daniel T. Meisenheimer, III
                                          Chairman of the Board and President


Pursuant to the requirements of the Securities Act of 1934, this Report has been signed below by the following persons in their respective capacities with the Registrant and on the dates indicated.


Date: March 31, 2006
                                          /s/ Daniel T. Meisenheimer, III
                                          -----------------------------------
                                          Daniel T. Meisenheimer, III
                                          Chairman of the Board and President


Date: March 31, 2006                      /s/ Richard C. Meisenheimer
                                          -----------------------------------
                                          Richard C. Meisenheimer
                                          Vice President, Chief Financial
                                          Officer and Director

                                  Exhibit Index
                                  -------------

Exhibits:
--------

Except as indicated below, the following exhibits are incorporated by reference to the Exhibit bearing the same number on the Registrant's Registration Statement on Form 10-SB filed with the Commission on October 15, 1996, effective March 24, 1997. Commission File No. 0-25147:

3.1      Certificate of Incorporation of Meisenheimer Capital, Inc. ("MCI")
3.2      Certificate of Renewal of Certificate of Incorporation of MCI
3.3      By-Laws of MCI
4.1      Form of Stock Certificate
10.0     Standard Franchise Agreement of USBL
31.1     Certification of Chief Executive Officer (filed herewith)
31.2     Certification of Chief Financial Officer (filed herewith)
32       Certification  pursuant to 18 U.S.C Section 1350 as adopted pursuant to
         Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)